Form 10-K
period 2022-12-31
Oncotelic Therapeutics, Inc.
filed 2023-04-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2022 was approximately $29,589,799.

As of April 12, 2023, the aggregate number of outstanding shares of common stock of the registrant was 392,871,880.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This 2022 Annual Report on Form 10-K (this “Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense, including that to fund our clinical and other development programs; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current or future executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete or may not generate revenues as expected or at all; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the development of and the process of commercializing AI/Blockchain and other technologies for supporting the development of OT-101 and Artemisinin for COVID-19, OT-101, including development of OT-101, Artemisinin, OXi4503, CA4P and our 2021 in-licensing of apomorphine; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the entering into any corporate transactions to develop our products through partnerships, joint ventures or other corporate transactions; our ability to make a proposed initial public offering between us and our joint-venture partners for the joint venture: building and the success of our nanoparticle platform and the related success of launching the platform, the success of the launch of Pet2DAO, a corporation with a DAO infrastructure, the success of Pet2DAO and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2DAO, the actual filing of a registration statement and approval of the tokens as registrable securities with the Securities and Exchange Commission (“SEC”) through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; our ability to form alliances with other third parties to develop the products in our pipeline through partnerships, joint ventures, mergers or acquisitions; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; unfavorable global epidemic and pandemic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this document or any document incorporated by reference herein or therein~~.~~

The forward-looking statements contained in this document are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve several risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these “forward-looking statements.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The sections captioned “Risk Factors” as well as other sections in this document or incorporated by reference into this document discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this document relate only to events known as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Company Background

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO, Inc., a Delaware and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19 through its joint venture, GMP Biotechnology Limited (“GMP Bio”), with Dragon Overseas, Limited (“Dragon”), Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The Company is also planning to address the animal health industry through Pet2DAO. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our internet address is www.oncotelic.com.

Amendments to Certificate of Incorporation

In March 2021, the Company received approval from the Financial Industry regulatory Authority (“FINRA”) on its notice of corporate action to change the name of the Company from Mateon Therapeutics, Inc. to Oncotelic Therapeutics, Inc, and the Company’s ticker symbol has changed from “MATN” to “OTLC”.

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

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc through a reverse merger in 2019, we realigned the company pipeline to focus on rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. This strategy aims to capitalize on a voucher program in the United States (“US”). By focusing on RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large value on regulatory approval, which can be upwards of several million dollars. Approval in the US would allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications will be conducted following the positive interim read of the pediatric trials. This approach maximizes return on investment for the shareholders.

Concurrently we also explore opportunities to create value for shareholders by forming strategic alliances and/or licensing our product portfolio. The Company entered into a joint venture (“JV”) with Dragon and GMP Bio, affiliates of GMP in March 2022. GMP Bio and the Company are also looking to take the JV into an initial public offering (“IPO”) of the JV and which is anticipated to be a liquidity event for Company, especially if the IPO is successful. While we believe that the IPO can be completed and would be successful, we cannot provide assurance for either of the events to occur; or if they occur, then they would be successful.

As a result of the reverse merger of Oncotelic and Oncotelic Inc. in April 2019 and the acquisition of PointR in November 2019, respectively, we believe we are well positioned as a biotech company with: (1) Oncotelic Inc.’s antisense platform with our drug candidate OT-101 through our JV- targeting high value TGF-β2 target for various cancers and COVID-19, (2) PointR artificial intelligence (“AI”) for clinical trials, research and development, (3) Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, (4) Artemisinin for COVID-19, (5) the Company’s vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and (6) apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”). Since the JV is formed with GMP Bio, we will now plan to accelerate the development of apomorphine as our flagship drug candidate.

We will also be developing OT-101, also through our JV, an antisense against TGF-β2 – for the treatment of various viruses, including the severe acute respiratory syndrome (“SARS”) and the current coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. This was a randomized, double-blind, placebo-controlled Phase 2 study intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive COVID-19 and pneumonia.

Based on the final results of the trial, the trial can expand into a Phase 3 trial if there is a need, as an example in the event of a resurgence in COVID-19 cases. In the meantime, we are conducting an observational study, looking at OT-101 and long COVID-19, in conjunction with BARDA.

In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19 (“SARS-CoV-2”). Artemisinin, purified from the plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. In a clinical study undertaken in India called ARTI-19, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The ARTI-19 trials were conducted in India by Windlas Biotech Limited (“Windlas”), the Company’s business partner in India. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs but do not know how successful we will be with those efforts as the incidence of COVID-19 has reduced substantially over the past couple years.

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

We currently have eight primary drug and AI technology programs we are seeking to advance:

●	Intranasal drug and delivery system for intra-nasal Apomorphine for the treatment of PD, ED and FSD.

●	OT-101 - an antisense against TGF-β2 – for the treatment of solid tumors with focus on brain cancer in adults and DIPG in children. A RPD for pediatric DIPG has been granted by the US FDA. This is being advanced through our JV.

●	OT-101 - an antisense against TGF-β2 –for the treatment of various viruses, including SARS and the current COVID-19, on its own and in conjunction with other compounds. This is being advanced through our JV.

●	Artemisinin – a natural derivative from an Asian herb Artemisia Annua - Artemisinin has shown to be highly potent at inhibiting the ability of the COVID-19 causing virus to multiply while also having an excellent safety index as well as against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range.

●	CA4P- a vascular disrupting agent (“VDA”) - in combination with Ipilimumab for the treatment of solid tumors with focus on melanoma in adult and pediatric melanoma. A RPD has been granted to the Company by the FDA for pediatric melanoma.

●	Oxi4503- a second generation VDA - for the treatment of liquid tumors with focus on childhood leukemia. A RPD has been granted to the Company by the FDA for AML.

●	Backoffice support using PointR fabric cluster computing grids for blockchain/AI for pharmaceutical manufacturing and clinical trials and monitoring; and PointR AI for drug development through various stages of development.

●

Developing AI based technologies to enhance the development and commercialization of our Artemisinin based products and support technologies. Further, as part of the JV Agreement, the JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO.

In addition, in November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space. The Company will initially issue regular tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO, called PDAO, to its employees, shareholders and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plan to register these tokens with the SEC to make such Tokens freely tradable at a future point in time.

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

OT-101: An Antisense Against TGF-β2

The pharmaceutical development of OT-101 is being advanced through our recently formed JV. We are reporting it here for informational purposes only.

Trabedersen (AP12009, OT-101) is a novel antisense oligodeoxynucleotide (“ODN”) developed by Oncotelic Inc. for the treatment of patients with pancreatic carcinoma, malignant melanoma, colorectal carcinoma, high-grade glioma (“HGG”), and other transforming growth factor beta 2 (“TGF-β2”) overexpressing malignancies (e.g., prostate carcinoma, renal cell carcinoma, etc.). Trabedersen is a synthetic 18-mer phosphorothioate oligodeoxynucleotide (“S-ODN”) complementary to the messenger ribonucleic acid (“mRNA”) of the human TGF-β2 gene.

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

Gliomas

Brain tumors in the United States are rare and only accounted for 2% of all adult cancers. However, the rate of brain tumors has been on the rise for the last 30 years. The more common and most malignant form of brain tumors – glioblastoma (“GBM”) has more than doubled from 2.4 to 5.0 per 100,000. In the face of this increase, treatment remained essentially unchanged during the last decade. And despite aggressive surgery followed by radiation and/or chemotherapy, GBM has the worst five–year survival rates among all human cancers, with an average survival from diagnosis of only about 1 year and less than 5% of the patient survived after 5 years. On top of it all, GBM will recur or regrow in most patients. Treatment of recurring a high-grade GBM that has recurred does not always improve survival compared with hospice care alone and deciding when to stop treating the cancer and entering into hospice care is frequently recommended when the patient is unlikely to live longer than six months.

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

OT-101: Pediatric DIPG

DIPG, the second most common malignant pediatric brain tumor, has a dismal outcome with available standard treatment modalities. No significant therapeutic advances have been accomplished in the treatment of this poor prognosis brain tumor and the average overall survival has remained <1 year with a 2-year survival rate of <10%. In solid tumors, the expression level of the TGFβ has been identified as a significant contributor to disease progression and poor prognosis as well as resistance to standard therapy and metastasis. In particular, TGFβ has been implicated in treatment resistance to targeted therapeutics, chemotherapy as well as immune-oncology drugs. Importantly, TGFβ restrains anti-tumor immunity by restricting cytotoxic T-cell infiltration, recruiting regulatory T-cells, and inhibiting the maturation as well as function of natural killer (“NK”) cells. Amplified activity of the TGFβ-Smad signaling pathway enhances tumor growth, invasion, as well as angiogenesis and has been implicated in the malignant phenotype and poor prognosis of high-grade gliomas in adults. Therefore, TGF-β has emerged as an attractive target for the therapeutic intervention of high-grade gliomas.

We recently performed a meta-analysis of TGFβ2 gene expression in primary tumor specimens from 29 pediatric DIPG patients in the publicly available archived datasets. Our data provided unprecedented evidence that TGFβ2 is expressed at high levels in pediatric DIPG. Three TGFβ2 probe sets exhibited 1.8-2.5-fold increased levels of expression in DIPG patients. Our meta-analysis provided new evidence that TGFβ2 gene and its interactome are expressed in pediatric DIPG at significantly higher levels than in normal tissues or low-grade gliomas. Hence, TGFβ2 is an attractive molecular target for immunotherapy of pediatric DIPG.

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

A Phase 2 C001 Covid Study: “A Double-Blind, Randomized, Placebo Controlled, Multi-Center Study of OT-101 in Hospitalized COVID-19 Subjects” was completed for OT-101 in South America, that can expand into a Phase 3 trial in the event there is a resurgence in COVID-19. We are currently conducting an observational study, for OT-101 and long COVID-19, in conjunction with BARDA. This was a randomized, double-blind, placebo-controlled Phase 2 study intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive COVID-19 and pneumonia. By suppressing TGF-β, OT-101 suppresses COVID-19 replication directly and has the potential to also suppress viral induced pneumonia and fibrosis. In October 2021, Data lock and Study Data and Analysis Data Models (SDTMs & ADaMS Databases) were generated for the trial. The trial compares OT-101 in combination with Standard of Care (“SOC”) versus Placebo plus SOC (N= 32 pts at 2:1 randomization ratio). SOC includes dexamethasone, the only drug known to improve outcomes in severe cases of COVID-19. The top line data was:

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

The availability of Artemisinin as a pre-existing dietary supplement may allow it to be deployed in many countries, including developing countries where the healthcare system can easily be overwhelmed. Its safety was clearly superior to chloroquine and remesidivir. The Company’s ARTI-19 trial in India was conducted by Windlas, the Company’s business partner in India, as part of the Company’s effort at deploying ArtiShieldTM across India, and a variation of that in Asia, Africa, and Latin America. No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ / PulmoHeal™ was added to the SOC, more patients recovered faster than SOC alone.31 of 39 (79.5%) of patients taking became asymptomatic after 5-day of therapy. In comparison, only 12 of 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5. For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda™ / PulmoHeal™ + SOC group, as compared to 14 days for the SOC alone group. These data sets provided clinical support that targeting the TGF-β pathway with ARTIVeda™ / PulmoHeal™ may contribute to a faster recovery of patients with mild to moderate COVID-19 patients. The Company has published the results of the trial in certain renowned publications. The Company is intending to continue developing Artemisinin as a pharmaceutical for tropical viral diseases. Windlas had applied for regulatory approval for its Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas.

CA4P as an Immuno-Oncology Agent

Radiation therapy, recognized for its potent cytotoxic effect on cancer cells by inducing direct DNA damage, can sometimes elicit a systemic antitumoral response. Irradiation releases a plethora of neoantigens and pro-inflammatory cytokines, acting like an in-situ vaccine, resulting in tumor regression within the primary site, but may also occasionally result in regression of distant secondary lesions. This regression of distant cancer metastases when the primary tumor is irradiated is defined as the abscopal effect. Yet, an abscopal effect with radiotherapy alone occurs infrequently, signifying that the antitumor immunity caused by radiation is not sufficient to abolish the tumor and its metastases nor able to prevent the metastatic process or the immunosuppressing effect the cancer exhibits on the host’s systemic macroenvironment. Recently, several studies have confirmed the synergistic antitumoral immunity caused by the combination of radiation with immunotherapy, which has demonstrated a durable abscopal effect in patients with advanced malignancies. Postow, et al, Golden, et al, Hinicker, et al and others have all described early findings of a reproducible abscopal effect when combining irradiation with Ipilimumab and/or Nivolumab.

Similarly, CA4P causes rapid and widespread tumor cell necrosis. A number of laboratories have shown that the type of tumor cell death induced by ischemic necrosis not only controls the presence or absence of specific tumor antigens, but also can result in immunological responses ranging from immunosuppression to anti-tumor immunity. The terms “immunogenicity of cell death” or “immunogenic cell death” (ICD) is often used by scientists to describe the ability of dead/dying cells (especially of tumor cells) to mount antigen-specific and particularly CD8 + T-cell-mediated adaptive immune responses and not simply lead to innate inflammation. CD8 + T-cells play a significant role in tumor protection and development of this type of immunity. A modernized concept has emerged which defines immunogenic cell death in general because of mutual or consequent processes including endoplasmic reticulum stress release of “find-me” signals (e.g., ATP), exposure of “eat-me” signals (e.g., calreticulin, phosphatidylserine) and damage-associated molecular patterns (DAMPs [HMGB1, F-actin]). These molecular changes might occur in the cells undergoing necrotic death. These and other signals appear to be relevant to the potential for CA4P to increase immunogenicity following induction of ischemic necrosis.

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

The overall data from all these studies provides evidence that CA4P may enhance the activity of immuno-oncology agents for the treatment of cancer, including anti-CTLA4 antibodies. Furthermore, CA4P has clinical activity in melanoma in early clinical testing and repeated demonstration of CA4P mediated necrotic tumor cell death across 17 completed clinical trials and >500 patients. During various phase 1 studies, we found that CA4P treatment resulted in significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. The combination of CA4P with carboplatin and paclitaxel was well tolerated in the majority of patients with adequate premedication and had antitumor activity in patients who were heavily pretreated. Patients with advanced cancer refractory to standard therapy were treated with CA4P as a 10-min infusion, 20 h before carboplatin, paclitaxel, or paclitaxel, followed by carboplatin. Responses were seen in 10 of 46 (22%) patients with ovarian, esophageal, small-cell lung cancer, and melanoma. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. In melanoma animal model- B16-F10 murine melanoma experimental tumors- seventy-four hours after drug administration, a decrease in the number of tumor blood vessels was apparent and necrotic areas within tumors were visible. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for these patients above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

CA4P: Pediatric Melanoma

Until the recent approval of ipilimumab as the first immunotherapy agent approved for children, metastatic or nonresectable pediatric melanoma did not have any FDA-approved therapies available. As for adult melanoma patients, the mainstay of care is surgical excision. Studies also show that children treated for melanoma should be closely monitored as they are at increased risk of recurrence later in life. However, there is only very limited data on the efficacy of systemic therapy in children and adolescents with advanced melanoma and new effective therapies are urgently needed. Several phase I/II trials have been designed to evaluate therapies for pediatric cancer patients that included subsets of patients with advanced melanoma.

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

The FDA has granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug. Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti-CTLA4 antibody monotherapy. This application is based on observed CA4P activity in melanoma in early clinical testing. During various phase 1 studies, we found that CA4P treatment resulted in significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for the target pediatric population above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

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

OXi4503 has received orphan designation for AML in both the United States (Designation No. 12-3824) and the European Union (Designation No. EU/3/15/1587 - EMA/OD/144/15). In 2017, the FDA granted fast-track designation to OXi4503 for the treatment of relapsed/refractory AML. Oxi4503 met the qualifying criteria for the Fast Track designation since AML is a serious and life-threatening condition, and a large unmet medical need exists for additional treatment strategies for this disease.

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

Of these 29 patients, one was evaluable for safety analysis, but no EFS/OS data or response data were available for activity evaluations. Of the 28 patients evaluable for EFS/OS outcome analyses, 26 had AML and 2 had MDS. For the 26 AML patients, there were 4 CRs. The CR responses were associated with prolonged overall survival substantially better the median OS time: One patient who became eligible for allogeneic PBSCT remains alive, free-of-leukemia at 720+ days. The overall survival times were 434 days, 521 days, 535 days, and 720 days, respectively. The median OS time for the 4 patients who achieved a CR/CRi was 528 (95% CI: 434 - NA) days which was significantly better than the median OS time of 113 (95% CI: 77 - 172) days for the remaining 22 AML patients who did not achieve a CR (Log Rank = 11.8, P-value = 0.0006).

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

Patients with poor-risk cytogenetics include those that lack any favorable changes and harbor any of the following cytogenetic abnormalities: monosomy 7, monosomy 5, deletion of 5q, abnormalities of 3q, t(6;9) (p23;q34), and complex karyotype which is defined as three or more cytogenetic abnormalities. Children and adolescents harboring these unfavorable features have survival of less than 50 percent, and in many cases less than 20 percent.

The standard of care for management of pediatric AML involves predominantly induction therapy intended to put the patient into remission and consolidation chemotherapy designed to eradicate leukemia cells that may have escaped front line induction therapy. Whereas >80% of pediatric AML patients will achieve remission, only about half will remain disease-free for an appreciable period of time. Approximately 30 percent of children with AML will experience relapse and only one third of them become long-term survivors after salvage therapy. Although cure rates for children and adolescents with AML have improved, outcomes for pediatric AML patients with adverse prognostic biologic features (e.g., high risk genetic mutations or chromosomal abnormalities) and refractory or relapsed disease who failed or did not respond to their initial standard induction chemotherapy remains poor and limited treatment options are available for these patients. Novel therapies for these high-risk patients are urgently needed. OXi4503 shows clinical potential and promise for this indication based on the proof-of-concept data obtained from nonclinical and clinical studies.

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

In the pharmaceutical industry PointR’s AI combined with Blockchain will be used in the entire life cycle of a drug: discovery, clinical trials and manufacturing. Leveraging on the expertise of the PointR team, we will combine our own AI Vision technology with industry standard Blockchain to transform drug manufacturing and real-world evidence monitoring for clinical trials. The c system has the potential to automatically record individual key steps in cGMP manufacturing operations, including the flow of people, raw materials, and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient GMP manufacturing operations while simultaneously improving reliability and data security.

Data integrity is a large and unsolved problem within drug development and manufacturing. Data from prior FDA inspection records, for four major markets: China, India, Europe, and the United States, revealed endemic data integrity issues including data manipulation. These stipulate that all manufacturing data must be preserved — unaltered — and made available to regulators. The consequences of data manipulation would be the invalidation of clinical data based on the adulterated drug product, safety concerns and liabilities to the patients, and FDA sanction and legal action. Some statistics of the FDA inspections and violations can be found at https://www.thefdagroup.com/blog/2019-fda-warning-letter-inspection-observation-trends.

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

The Company’s non-controlling interest subsidiary, EdgePoint, is working to bring a solution that addresses both issues using proven technology. We intend to solve this problem with AI “machine vision” based on our proprietary technology. We address the data integrity problem in a stepwise fashion. We start with streamlining the warehouse supply chain component. Later we add modules that spread across the plant in a comprehensive manner. We may spin-off Edgepoint as a separate publicly traded entity.

We expect our warehouse modules will streamline many labor issues in a manner very similar to Amazon-Go stores that run without cashiers. Monitored by a camera grid, shoppers simply enter, grab items and leave. A shopper can grab a sandwich and soda and leave within a few minutes without checkout lines and delays. Amazon’s AI machine vision automation identifies the shoppers, the items they picked-up, consummates the transaction and sends receipt. Sounds like science fiction but there are 11 such stores nationwide and disrupting the retail industry.

Manufacturing AI Deployment:

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

The Company is in discussions with our JV partners for designing a nanoparticle manufacturing plant to produce its own as well as 3rd party products. The plant is planned to be paperless incorporating integrated computer automation with a real-time dashboard that includes AI for predictive maintenance and control of its fill-finish lines. Also, AI-based machine vision will inspect final vials for quality control before labeling, packing and distribution. The cost-benefit for AI is clear when it replaces labor-intensive and error-prone manual process of vial-inspections to detect inconsistencies such as accidental particulates in the mix, level-of the fill, and damaged stoppers. The AI promises to replace labor-intensive and error-prone manual processes.

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

Taking Retail AI to Drug Manufacturing

Using its Amazon-Go-like cashier-less AI proprietary technology, EdgePoint intends to address the human element in the drug manufacturing industry. Its TrustPoint product is designed to track men and materials with a camera grid and commit each transaction to a series of immutable blockchain records that are irrefutable permanent record of men and materials. The addition of blockchain technology enables manufacturers to conduct audits in a reliable and streamlined manner in a trustworthy system.

This automation of manual verification eliminates wasted and indeterministic human cycles. The product is a novel and potentially disruptive application of AI neural networks and blockchain to ensure compliance with drug sponsors and the FDA while ensuring a return on investment (“ROI”) for manufacturers by slashing labor costs.

The EdgePoint technology is already proven in the retail sector and generating revenues at a US east-coast, convenience store chain When the shopper leaves the store, the AI automatically recognizes the shopper and items retrieved to issue a receipt. No human cashier is involved. TrustPoint is planned to be a re-deployment of this type of tested technology for GMP drug manufacturing, relieving human errors in supply chain and increasing compliance with warehouse operating procedures. For example, the warehouse module of TrustPoint will automatically create a shopping list from standard templates and alert supply chain personnel to collect and deliver a list of raw materials to manufacturing. TrustPoint will track personnel authorized to collect materials of the shelves in compliance with picklist and generate alerts if the wrong materials are picked. It will commit the data to an immutable block chain ledger for later retrieval in case of compliance issues. Blockchain records are irrefutable and can be reproduced to trace with fidelity operating activities, e.g., authorized personnel, what they picked, who they delivered to with date and timestamps of each action.

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

The market is large. Approximately 10,000 drug manufacturing facilities worldwide are FDA and EMA (European FDA) registered, representing a significant addressable market for EdgePoint. Many such facilities run on paper-based, handwritten forms ripe for modernization by the TrustPoint product. The $70.0 billion CDMO industry is poised to grow to $123.0 billion by 2025 according to industry experts. EdgePoint has the first mover advantage and expects to lead the industry’s transition. It expects to garner a significant share of the labor automation market. Addressing the $30.0 billion labor market and more specifically the $12.0 billion supply-chain segment, EdgePoint expects to improve efficiencies and create additional value for shareholders. EdgePoint intends to address the $12.0 billion market with AI Vision, BlockChain and NLP.

Go-to-Market:

The Company’s go-to-market plan is to execute a proof-of-concept project, possibly through a planned CDMO by the JV. As part of the JV Agreement, the JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO.

The expected outcome is a potential re-sellable product for materials release deployed with production level data to attract a rich pipeline of paying customers. EdgePoint is looking to address an unsolved problem with a proprietary technology and first mover advantage to capture a significant share of the GMP manufacturing market. The product is a novel and potentially disruptive application of AI neural networks and block-chain to ensure compliance with drug sponsors and the FDA while ensuring ROI for manufacturers by slashing labor costs. The side benefit is that it brings this industry into the fourth industrial revolution which includes AI, cloud computing, blockchain, and IoT sensor fusion.

In addition to ARTIVeda™ / PulmoHeal™ AI application, the Company has also developed and launched a mobile application called ArtiHealth and a post marketing survey that have been included with ArtiVeda, which along with ArtiHealth is called PulmoHeal™. PulmoHeal™ is a full evaluation package of drug and assessment platforms for COVID-19, and other respiratory disease patients. Further, the Company recently announced the development of its Pet2DAO infrastructure development and chatbots that are planned to help the shareholders and other users to easier access to useful information. This is driven by AI built by our internal resources and is planned to be launched by Pet2DAO.

Our Strategy and Development Plan

We have been operating with significant capital constraints since the reverse merger between the Company and Oncotelic Inc, and for this time period we have been seeking to secure sufficient funding to continue our operations while we simultaneously seek to advance our all our investigational drugs for the treatment of cancer, coronaviruses, AI technology and more recently for PD, ED and FSD. Subject to our ability to secure additional capital, we would seek to further develop our product candidates. However, our inability to access capital historically has and may significantly impair our ability to develop these compounds. If we are able to advance any or all of our drug candidates, we would seek to develop them till commercialization, however, there is no guarantee that we would be able to fully develop our products, obtain regulatory approvals and successfully commercialize them.

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. We were in discussions with GMP to further the development of OT-101, primarily for oncology indications and COVID-19, as well as CA4P and Oxi4503. In March 2022, the Company entered into a JV with Dragon to form GMP Bio. Both entities are affiliates of GMP. GMP Bio and the Company will work together to further the development of OT-101, wherein the Company would provide the technology and technical expertise and GMP Bio would fund the development expenses.

In addition to entering into a transaction that would provide funding for the further development of our product candidates, other elements of our development strategy would currently include:

●	Initiating clinical trials of OT-101 in various cancers: We have yet to initiate any trials, but we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP Bio. We are looking to conduct such trials in combination with other drugs like checkpoint inhibitors. We have filed the protocols for some of the trials being planned and we hope to be able to get acceptance from the FDA and be able to initiate the trials shortly thereafter.

●	Conducting follow up clinical trials of OT-101 for COVID-19: A Phase 2 C001 Covid Study: “A Double-Blind, Randomized, Placebo Controlled, Multi-Center Study of OT-101 in Hospitalized COVID-19 Subjects” was completed for OT-101 in South America. That study can expand into a Phase 3 trial if the data supports the safety of the drug in the event there is a resurgent in COVID-19. We are currently conducting an observational study, with OT-101 for long COVID-19, in conjunction with BARDA.

●	We have completed a 120-patient trial for Artemisinin. We plan to continue to further develop Artemisinin as pharmaceutic against respiratory viral infections, especially in the event there is a resurgence in COVID-19.

●	Initiating a clinical trial of CA4P in combination with an immuno-oncology agent: Based on preclinical data generated to date and support of two well-known immuno-oncology clinical investigators, we have developed a protocol for a clinical trial that would be the first human clinical trial combining CA4P and an approved immuno-oncology agent. This trial is designed to make initial determinations of whether the combination results in improved patient outcomes, including safety, overall survival, progression free survival, objective response rate, tumor size and other parameters.

14

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

●	Ramping up the apomorphine development program and initiating noninferiority trial comparing AL-101 against subcutaneous apomorphine for the treatment of PD. We are also considering ramping up the apomorphine development programs for ED and FSD/HSDD.

●

The Company formed Pet2DAO, as a wholly owned subsidiary. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture looking to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Preclinical testing continues even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The drug is initially introduced into human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

●	Phase 2: Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA also may refer the NDA to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA at its discretion, or the FDA may require additional clinical or other data and information. Even if such additional data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Data obtained from clinical trials is not always conclusive, and the FDA may interpret data differently than we or others may interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to obtain approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Before approving an NDA, the FDA will generally inspect the facility or facilities where the product is manufactured. The FDA will also generally inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

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

CA4P has been awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, ovarian cancer, neuroendocrine tumors, and glioma. OXi4503 has been awarded orphan drug status by the FDA for the treatment of acute myelogenous leukemia. CA4P has been awarded orphan drug status by the FDA for the treatment of pancreatic cancer, melanoma, and glioblastoma.

CA4P has also been awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer, ovarian cancer and neuroendocrine tumors. OXi4503 has been awarded orphan drug status by the European Commission in the European Union for the treatment of acute myelogenous leukemia. OT-101 has been awarded orphan drug status by the European Commission in the European Union for the treatment of pancreatic cancer, melanoma, and glioblastoma.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and if any of our product candidates are approved, we will be subject to additional regulations regarding commercial sales and distribution. Whether or not we obtain FDA approval to test a product candidate in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence testing any product candidate in those countries. Likewise, whether we obtain FDA approval to market a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence marketing of any product candidate in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, a company may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology, or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may apply to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Reimbursement

Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. These third-party payors are increasingly challenging the prices charged for health care products and services. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The adoption or application of price controls and cost-containment measures could limit our revenue. If third-party payors do not consider our products to be cost-effective, they may not pay for our products even if we receive approval, or their level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) mandated prescription drug coverage as one of ten essential health benefits that most health plans must offer, requiring coverage of at least one drug in every category and class. The ACA increased in the number of individuals covered by insurance and as a result commercial insurers and government programs have increased their emphasis on cost controls to reduce overall spending. A number of federal government leaders have expressed their intentions to repeal and replace the ACA. If full or partial repeal is enacted, many if not all the provisions of the ACA may no longer apply to prescription drugs. As a result, we expect that there will continue to be uncertainty regarding drug product pricing, reimbursement and other factors impacting the revenue we may receive if our product candidates are ultimately approved, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and tend to be significantly lower.

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

As of May 12, 2020, we were the exclusive licensee, sole assignee or co-assignee of fifteen granted U.S. patents, one pending U.S. patent application, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

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

As previously noted, the FDA and European Union have granted CA4P and OXi4503 orphan drug status for certain indications. We are also pursuing, and may continue to in the future to pursue, orphan drug status for other product candidates and indications. Our ability to obtain and maintain the exclusivity for our products and product candidates by virtue of their orphan drug status is an important part of our intellectual property strategy. Also as previously noted, we are emphasizing on Rare Pediatric Designation to leverage on the regulatory exclusivity and voucher program associated with these designations.

COMPETITION

The industry in which we are engaged is characterized by rapidly evolving technology and intense competition. Our competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, nearly all of which have financial, technical, and marketing resources significantly greater than ours. In addition, many of the small companies in our industry have also formed collaborative relationships with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and patenting new technologies in our line of business and any of these entities may commercialize products that may be competitive with ours.

We expect that, if any of our products gain regulatory approval for sale, they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture our products.

EMPLOYEES

We had twenty-two full-time employees and consultants as of December 31, 2022; however, all the employees and consultants, other than Dr. Maida who was partially compensated through the Company up to March 2022, were compensated from our JV from February 2022 onwards. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company.

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

The Company, as of December 31, 2022, had an accumulated deficit of approximately $25.9 million, including a net income of approximately $5.1 million in 2022 related to approximately $16.9 million non-cash gain on derecognition of non-financial asset related to the JV and offset by a non-cash impairment of goodwill of approximately $4.1 million. We have no source of product revenue and do not expect to receive any product revenue in the near future, except if we generate product revenues from Artemisinin in countries around the globe other than India and which at the current time is not anticipated. We may generate revenues from services rendered in the future, but we cannot expect that to be of a regular and of recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2022, we had approximately $0.3 million in cash and current liabilities of approximately $16.9 million, of which $1.3 million pertains to Mateon’s liabilities prior to the Merger and $2.6 million of contingent liabilities, incurred upon our merger with PointR Data, Inc. in November 2019, that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding, or we will be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

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

In their audit report with regard to our Financial Statements as of and for the years ended December 31, 2022, and 2021, we, as well as our independent registered public accountants, have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

If we are able to raise funds and continue developing investigational drugs for cancer, we may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs, and with research and development programs there is no way to assure that the outcome of any trials or other activities will be positive, whether the program was internally generated or in-licensed.

We may encounter difficulties in expanding our operations successfully if and when we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization.

As we advance our product candidates through later stages of clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers, and suppliers.

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

As we plan to advance our product candidates through later stages of clinical trials but with lack of adequate capital resources, we will need to form alliances or enter into partnerships with other pharmaceutical companies or even other third parties and create shareholder value, including through IPOs. We cannot assure you that we would be able to do so at terms beneficial to the Company or at all. While the Company has formed a joint venture with Dragon Overseas and GMP Bio, and plans on taking that through an IPO, there can be no assurances that such IPO will be made or will be successful.

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

Our product candidates have not completed clinical trials and may never demonstrate sufficient safety and efficacy in order to do so.

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

We had twenty-two full-time employees and consultants as of December 31, 2022; however, all the employees and consultants, other than Dr. Maida who was partially compensated through the Company up to March 2022, were compensated from our JV from February 2022 onwards We rely on consultants and professionals to augment our staffing needs. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.

We depend on our executive officers and principal consultants and the loss of their services could materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, particularly our Chief Executive Officer, Chief Business Officer, Chief Medical Officer, Chief Regulatory Officer and Chief Financial Officer, our principal consultants, and others. This increases the risk that we may not be able to retain their services. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition to these key service providers, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical, and human resources than we do. Many of those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

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

Commercialization or licensure of our product candidates may be delayed or prevented by the imposition of additional conditions on our clinical trials by the FDA, EMA or another foreign regulatory authority or the requirement of additional supportive clinical trials by the FDA, EMA, or another foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations, or it could prevent us from being able to complete the clinical trial. In addition, the FDA and EMA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be limited.

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

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States, in the European Union and in many other foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA or the European Medicines Agency, or EMA, is unpredictable and often takes many years following the commencement of clinical trials.

In connection with the clinical development of our product candidates, we face risks that:

●	our product candidates may not prove to be safe and efficacious;

●	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

●	we fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA, EMA, or other regulatory agencies;

●	we may not have sufficient financial resources to complete the clinical trials that would be necessary to obtain regulatory approvals;

●	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

●	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA, EMA, or other regulatory agencies for marketing approval.

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

We currently use independent clinical investigators in all our clinical trials and, in many cases, also utilize contract research organizations, or CROs, and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol. Currently, we have clinical trial activities involving CA4P and OXi4503 being conducted by clinical investigators who are independent of us, but with whom we have agreements for them to provide the results of their clinical trials to us. In order for us to rely on data from these ongoing clinical trials in support of a New Drug Application, or NDA, for approval of any of our product candidates by the FDA or similar types of marketing applications that are required by other regulatory authorities, the independent investigators are required to comply with applicable good clinical practice requirements.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete, and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

We have licensed rights to CA4P, OXi4503 and other programs from third parties. If our license agreements terminate or expire, we may lose the licensed rights to our product candidates, including CA4P and OXi4503, and we may not be able to continue to develop them or, if they are approved, we may not be able to market or commercialize them.

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed certain patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for CA4P and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expense, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU, the Bristol-Myers Squibb Company, and Baylor University, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our effort, although those processes, as such, may not be patentable. In addition, the issued patents may be declared invalid, or our competitors may find ways to avoid the claims in the patents. Further, our lack of access to adequate capital may cause us to curtail payment of fees necessary to maintain patents that we otherwise would seek to maintain, and we may make incorrect decisions regarding which patents to keep and which to abandon.

Our success will depend, in part, on our ability to obtain and maintain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We are the exclusive licensee, sole assignee, or co-assignee on a number of granted United States patents, pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us is generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more of these universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture, or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

RISKS RELATED TO OUR STOCK AND FINANCING ACTIVITIES

The price of our common stock is volatile and is likely to continue to fluctuate due to reasons beyond our control; a limited public trading market may cause volatility in the price of our common stock.

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act and may be sold from time to time. As of December 31, 2022, we had approximately 246 million shares of common stock underlying currently outstanding convertible debt, warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

Our common stock is currently quoted on the OTCQB Market. The quotation of our common stock on the OTCQB Market does not assure that a meaningful, consistent, and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies and biotechnology, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies or the quality of the underlying assets. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including but not limited to:

●	reduction in stock price could indicate impairment of the goodwill and intangible assets;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

We will require additional capital funding, the receipt of which may impair the value of our common stock.

Our future capital requirements depend on many factors, including our research, development, sales, and marketing activities. We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our product candidates. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences, or privileges than our existing common stock.

Our common stock is currently subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

As of December 31, 2022, we had net tangible assets of $22.9 million and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022. We continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future, or our material weaknesses would be rectified. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We were authorized to issue up to 750,000,000 shares of our common stock. As of December 31, 2022, we had 391,846,880 shares of common stock issued and outstanding, including 1,019,303 shares of common stock to be issued. As of December 31, 2022, we also had approximately 81 million warrants outstanding, approximately 26 million options and approximately 139 million shares of common stock issuable upon conversion of convertible notes.

To the extent that additional shares of common stock are issued, or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for common stock, holders of our common stock may experience dilution.

Our Board of Directors is authorized to issue preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve, or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Any provision permitting the conversion of any such preferred stock into our common stock could result in significant dilution to the holders of our common stock.

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

Our future capital requirements and EdgePoint’s future capital requirements depend on many factors, including our research, development, sales, and marketing activities as well as the development of EdgePoint’s business. We and EdgePoint will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our product candidates. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us or EdgePoint, if at all. To the extent we and/or EdgePoint raise additional capital by issuing equity securities, our shareholders and EdgePoint’s shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences, or privileges than our existing Common Stock and EdgePoint’s Common Stock and the Securities contemplated to be issued as described in this Confidential Offering Memorandum.

GENERAL RISK FACTORS

Unfavorable global epidemic or pandemic conditions could adversely affect our business, financial condition or results of operations.

Our operations and the financial results of our operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global financial concerns have caused, and may continue to cause, extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. We cannot currently anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business may suffer from the severity or longevity of the COVID-19 Global Outbreak.

The COVID-19 is currently impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company, other than as set forth above. However, the Company cannot predict whether COVID-19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain the financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our customers and/or our potential investors.

A material amount of our assets represents intangible assets, and our net income would be reduced if our intangible assets became impaired.

As of December 31, 2022, our gross intangible assets from our 2019 PointR acquisition represented approximately $17 million, or approximately 43% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development (IPR&D) and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results. As the market capitalization of our Company was adversely impacted due to a reduction in the stock price of our Common Stock, we recorded an impairment of approximately $4.1 million on the Goodwill representing the difference in net assets over the fair value of the Company, based on our market capitalization.

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

We have formed a DAO company to operate with a DAO infrastructure within the rigor of a corporation.

In November 2022, the Company formed a DAO entity, Pet2DAO Inc., as a wholly owned subsidiary. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space. The Company will initially issue regular tokens and NFTs of Pet2DAO called PDAO to its employees, shareholders and KOLs and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plan to register these tokens with the SEC to make such Tokens freely tradable at a future point in time. The Company cannot predict the outcome of Pet2DAO as an entity, how investors will look at this new development, especially with what is happening in the crypto currency environment, the success of the tokens, whether we will be able to register the tokens as securities or the success to make these tokens freely tradable. Any failure of a DAO could cause investors of the Company to discontinue to be invested in the Company, and which could have a negative impact on the trading price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our office is located in Agoura Hills, California, where we lease about 2,000 square feet of general office space. The lease for this office is on a month-to-month basis. We consider our office space to be adequate for our current needs. We believe that other suitable office space would be available if we moved to a different location upon the expiration of our current lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there is no additional material pending or threatened legal proceedings at this time.

One of the Company’s ex-employees has made a breach of employment contract claim against the Company. The Company and its legal counsel are evaluating the validity of the claim, as the Company believes that such claim has limited merits and is hopeful to attain a positive outcome for such claim. Since the Company and its legal counsel are still evaluating the claim, we are unable to quantify the amount such claim would be settled at, if at all settled.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB market, operated by OTC Markets, under the symbol “OTLC”.

Holders

As of April 12, 2023, there were approximately 79 stockholders of record of the 392,871,880 outstanding shares of the Company’s common stock.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Annual Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	our ability to successfully operate GMP Biotechnology Limited (“GMP Bio”), our joint venture with Dragon Overseas Limited (“Dragon”), to develop our product portfolio, or to have a successful IPO for GMP Bio as planned;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

Corporate History

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Amendments to Certificate of Incorporation

In March 2021, the Company received approval from the Financial Industry Regulatory Authority on its notice of corporate action to change the name of the Company from Mateon Therapeutics, Inc. to Oncotelic Therapeutics, Inc, and the Company’s ticker symbol has changed from “MATN” to “OTLC”.

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

In 2020, the Company had entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services for the development of OT-101 for COVID-19 and such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. In September 2021, the Company secured a further $1.5 million in debt from GMP to complete the study. The trial completed randomization of 32 out of 36 patients planned on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from the plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. For more information on the development of Artemisinin, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Between October 2021 and January 2022, GMP provided a further $1.0 million to the Company to fund operations on the way to complete a JV. In March 2022, the Company formalized a JV with Dragon to form GMP Bio. For more information on the JV, refer to Note 6 of the Notes to the Audited Consolidated Financial Statements for this Annual Report.

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space. The Company will initially issue regular tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO called PDAO to its employees, shareholders, and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plan to register these tokens with the SEC to make such Tokens freely tradable at a future point in time.

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

Research Service Agreement between GMP and the Company

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

In consideration for the financial support provided to GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement), GMP was entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID-19 Field including profit sharing to be decided. For more information on the collaborations with GMP, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. In March 2022, the Company entered into a JV transaction with Dragon to form GMP Bio, both entities being affiliates of GMP. Dragon and the Company will own in a / ratio, respectively, and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID-19 Field on a global basis, (ii) the GMP Agreement Products in the OT-101 Oncology Field in the territory set forth above, and if GMP so decides to include (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above.

In June 2020, the Company secured a $2 million in debt financing, evidenced by a one-year secured convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note was convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. GMP has extended the maturity of the GMP Note to December 31, 2023, with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year unsecured convertible note (the “GMP Note 2”) from GMP, bearing 2% annual interest, to fund the same clinical trial evaluating OT-101 against COVID-19. All the terms of the GMP Notes 2 are the same as the GMP Note. Such financing will be utilized solely to fund the COVID-19 clinical trial. As of December 31, 2022, GMP was invoiced by the clinical research organization for $1.5 million. GMP paid the clinical trial organization $1.0 million against the billing. GMP has extended the maturity of the GMP Note 2 to December 31, 2023, with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), bearing 2% annual interest, which October 2021 Note is convertible into shares of the Company’s Common Stock. The terms of all the notes are identical to the GMP Note 2. GMP has extended the maturity of the October 2021 Note to December 31, 2023, with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial.

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), bearing 2% annual interest, which January 2022 Note is convertible into shares of the Company’s Common Stock. The terms of all the notes are identical to the GMP Note 2. GMP has extended the maturity of the January 2022 Note to December 31, 2023, with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial.

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and January 2022 Note are referred to as the “GMP Notes”.

Joint Venture

On March 31, 2022, the Company entered into (i) a JV agreement with Dragon and GMP Bio (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”).

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyzed our investment and determined that such investment was not considered a VIE, which would require consolidation. Besides, the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million, recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the condensed consolidated statements of operations during the year ended December 31, 2022. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the company.

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

For information on the JV, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements below.

License Agreement with Autotelic, Inc.

On September 30, 2021, Oncotelic Therapeutics, Inc. (the “Company”) entered into an exclusive License Agreement (the “License Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the License Agreement) and a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic. For more information on the License Agreement, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Private Placement through JH Darbie & Co., Inc.

Between July 2020 and March 2021, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (the sale of Units is hereinafter, the “JH Darbie Financing”). In total, as of December 31, 2021, the Company had issued and sold a total of 100 Units, resulting in gross proceeds of $5 million to the Company. JH Darbie earned $0.65 million and 10 Units in fees as the private placement agent.

In June 2021, the Company and the Investors agreed to extend the maturity date of the Notes from June 30, 2021, to March 31, 2022. In addition, the Company and JH Darbie identified an error in the Oncotelic Warrants and JH Darbie Financing documents which intended to have the investors purchase $50,000 of shares of Common Stock or Edgepoint Common Stock. However, the Company only issued 50,000 Oncotelic Warrants, with an aggregate exercise price of $10,000. The error was corrected by the Company and the Company issued to the Investors an aggregate of 20.0 million additional Oncotelic Warrants, and 2.0 million additional Oncotelic Warrants to J.H. Darbie, as placement agent. Each Investor was entitled to receive 200,000 additional Oncotelic Warrants for each Unit purchased.

In February 2022, the Company and 99 units out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022, to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company in connection with agreeing to extend the maturity date by one year. The 99 units were outstanding as of December 31, 2022.

Peak One Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock. For more information for the EPL, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company filed a post-effective amendment to reregister the EPL on April 26, 2022, and the post-effective amendment was found effective by the SEC on May 6, 2022. Since the EPL was made effective in June 2021 till September 30, 2022, the Company has directed Peak One, on multiple occasions, for an aggregate of 4.7 million shares of Common Stock for aggregate net cash proceeds of approximately $0.6 million.

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 under the Paycheck Protection Program (“1st PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”).

The Company met the 1st PPP loan forgiveness requirements and applied for forgiveness; and the Company received the 1st PPP loan forgiveness approval in August 2021 from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of approximately $0.25 million.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (“2nd PPP”). The 2nd PPP was at terms similar to the 1st PPP. The Company met the 2nd PPP loan forgiveness requirements and received the 2nd PPP loan forgiveness approval from the lender on December 8, 2021 and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of approximately $0.1 million. For more information on the PPP loans, refer to Note 5 of the Notes to the Consolidated Financial Statements.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic, the Company’s CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “August 2021 Notes”). For more information on the August 2021 Notes, refer to Note 5 of the current Notes to the Consolidated Financial Statements.

November / December 2021 and March 2022 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. As of December 31, 2022, these notes are in default and payable immediately. However, the Company has not received notification of default from the lender. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total amount of 125,000 warrants as part of a finder’s fee agreement.

In January 2022, three of the five note holders under the November / December 2021 Notes exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holders 3,041,958 shares of Common Stock.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default due to cross default provision contained in November / December 2021 Notes. This Note was undertaken by the Company pursuant to the Darbie Agreement.

In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock.

In August 2022, the Company converted $140,000 of Fourth Man Note into 2,025,000 shares of common stock.

In September 2022, the Company converted $68,250 of Blue Lake note into 1,428,571 shares of common stock.

In October 2022, Fourth Man exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holder 912,162 shares of Common Stock.

In December 2022, the Company partially converted $50,000 of Fourth Man Note into 739,285 shares of Common Stock.

In February 2023, the Company partially converted $ 71,750 of Blue Lake Note into 1,025,000 shares of Common Stock.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default due to cross default provision contained in November / December 2021 Notes. As of December 31, 2022, this note is in technical default due to cross default provision contained in November / December 2021 Notes. This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note. $35,000 of the First Fire Note was converted into 500,000 shares of Common Stock and the balance was repaid in cash.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default due to cross default provision contained in November / December 2021 Notes. This note was utilized for corporate expenses.

Short-term loans

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 was outstanding at December 31, 2022.

During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. Approximately $243,000 was outstanding as short-term advances to bridge investors as of December 31, 2022.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company. During the year ended December 31, 2022, Autotelic provided an additional $100,000 short term loan to the company and as such, $120,000 was outstanding and payable to Autotelic at December 31, 2022.

Pet2DAO

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space. The Company will initially issue regular tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO, called PDAO, to its employees, shareholders, and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plan to register these tokens with the SEC to make such Tokens freely tradable at a future point in time.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expense during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates considering changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20 “Debt – Debt with Conversion and Other Options.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares are included in the result from continuing operations. Refer to Note 6 of these Notes to the Consolidated Financial Statements.

Joint Venture agreement

We have equity interest in unconsolidated arrangement that is primarily engaged in the business of drug discovery, development, and commercialization, including but not limited to development and commercialization of TGF-beta therapeutics as well as establishing and operating contract development and manufacturing organization (CDMO) facilities and capabilities. The Company first reviewed the arrangement to determine if it meets the definition of an accounting joint venture pursuant to ASC 323-10-20. In order to meet the definition of a joint venture, the arrangement must have all of the following characteristics, (i) the arrangement is organized within a separate legal entity, (ii) the entity is under the joint control of the venturers, (iii) the venturers must be able to exercise joint control through their equity investments, (iv) the qualitative characteristics of the entity, including its purpose and design must be consistent with the definition of a joint venture

We consolidate arrangements that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.

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

Research and Development Expense

Research and development expense consists of costs we incur for the development of our investigational drugs and, to a lesser extent, for preclinical research activities. Research and development costs are expensed as incurred. Research and development expense include clinical trial costs, salaries, and benefits of employees, including associated stock-based compensation, payments to clinical investigators, drug manufacturing costs, laboratory supplies and facility costs. Clinical trial costs are a significant component of our research and development expenses, and these can be difficult to accurately estimate. Included in clinical trial costs are fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs. We estimate clinical trial expense based on the services performed pursuant to contracts with research institutions such as CROs and the actual clinical investigators. These estimates are based on actual time and expenses incurred by the CRO and the clinical investigators. Also included in clinical trial expense are costs based on the level of patient enrollment into the clinical trial and the actual services performed under the related clinical trial agreement. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. Based on patient enrollment reports and services provided, we may periodically adjust estimates for the clinical trial costs. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed, the length of time for these services or the costs of these services, our actual expenses could differ from our estimates.

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

Results of Operations

Years Ended December 31, 2022, and 2021.

A comparison of the Company’s operating results for the year ended December 31, 2022, and 2021, respectively, is as follows.

	2022	2021	Variance
Operating expense:
Research and development	$756,910	$3,658,617	$(2,901,707)
General and administrative	4,853,664	5,467,266	(613,602)
Goodwill impairment	4,111,079	-	4,111,079
Total operating expense	9,721,653	9,125,883	(595.770)
Loss from operations	(9,721,653)	(9,125,883)	595,770
Interest expense, net	(2,971,046)	(2,002,813)	(968,233)
PPP loan forgiveness	-	346,761	(346,761)
Reimbursement for expenses – related party	533,485	-	533,485
Gain on derecognition of non-financial asset	16,951,477	-	16,951,477
Loss on debt conversion	(257,810)	(27,504)	(230,306)
Change in the value of derivatives on debt	142,150	292,149	(149,999)
Net income (loss) before controlling interests	$4,676,603	$(10,517,290)	$15,193,894

Net Loss

We recorded a net income of approximately $4.7 million for the year ended December 31, 2022, compared to a net loss of approximately $10.5 million for the same period in 2021. The lower loss of approximately $15.2 million for the year ended December 31, 2022, as compared to the same period of 2021 was primarily due to recording a non-cash gain of $16.9 million in connection with derecognition of non-financial asset related to the JV, reimbursement for expenses from a related party of $0.5 million, lower operational expenses of approximately $3.5 million, excluding goodwill impairment, and lower change in value of derivatives on debt. This gain was offset by recording an impairment of approximately $4.1 million on goodwill, which was created upon the acquisition of PointR, due the lower market capitalization of our Company as compared to our net assets (see Notes 2 and 3 to the Consolidated Financial Statements), higher interest expense by approximately $1.0 million, lower PPP loan forgiveness of approximately $0.3 million and approximately $0.2 million of a higher loss recorded on conversion of debt.

Research and Development Expense

Research and Development (“R&D”) expense decreased by approximately $2.9 million, to approximately $0.76 million for the year ended December 31, 2022, as compared to approximately $3.7 million for the year ended December 31, 2021. The reduction in the R&D activities cost is primarily due to reduced clinical trial costs of $1.8 million for the trials for OT-101 and Artemisinin, decreased compensation cost of approximately $1 million and $0.17 million for lower operational costs as these costs have been borne by our JV.

Now that we have formed a joint venture with GMP Bio, whereby we are able to transfer the responsibility of our drug development program to the JV, we expect to increase research and development activities related to apomorphine, including the initiation of new clinical trials for our other oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101 and Artemisinin for COVID-19 and other epidemics, and therefore believe that research and development expense may increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense decreased by approximately $0.6 million, to approximately $4.8 million for the year ended December 31, 2022, as compared to approximately $5.5 million for the same period of 2021. The decrease in G&A expenses was primarily due to an increase of approximately $0.7 million of non-cash stock-compensation expenses, offset by lower compensation costs of approximately $0.8 million and lower legal and professional costs of approximately $0.5 million.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded a goodwill impairment of approximately $4.1 million on the approximately $16.2 million goodwill, which we recorded upon our acquisition of PointR, for the year ended December 31, 2022. No similar impairment was recorded for the same period of 2021.

During the third and fourth quarters of 2022, we concluded that the steep decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry, were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted, and the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value based on the market capitalization.

Interest Expense

We recorded interest expense, including amortization of debt costs, of approximately $3.0 million for the year ended December 31, 2022, in connection with debt raised from the various convertible notes and a private placement memorandum as compared to $2.0 million on convertible notes and a portion of the private placement memorandum for the same period of 2021.

PPP Loan Forgiveness

During the year ended December 31, 2021, we recorded a PPP Loan Forgiveness of approximately $0.35 million. No similar forgiveness was recorded during the year ended December 31, 2022.

Reimbursement of expenses

The Company was reimbursed approximately $0.5 million, by Autotelic Inc. a related party, during the year ended December 31, 2022 for expenses incurred by the Company on behalf of our JV. No similar reimbursement was made during the year ended December 31, 2021.

Gain on Derecognition of Non-financial Asset

During the year ended December 31, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc. No similar gain was recorded during the year ended December 31, 2021.

Loss on Conversion of Debt

During the year ended December 31, 2022, we recorded a loss on conversion of debt of approximately $0.3 million related to the difference in fair value to the price at which the debt was converted. We had recorded a similar loss of $28 thousand for the debt conversion by Peak One and TFK in 2021.

Change in value of derivatives

During the year ended December 31, 2022, we recorded a gain of $0.1 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the year ended December 31, 2021, we recorded a gain of $0.3 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31, 2022	December 31, 2021
Cash, including restricted cash	$261	$589
Working capital	(16,620)	(14,828)
Stockholders’ Equity	19,193	8,158

The Company has experienced net losses every year since inception and as of December 31, 2022, had an accumulated deficit of approximately $25.9 million, including approximately $4.1 million goodwill impairment recorded during the fourth quarter of 2022. As of December 31, 2022, the Company had approximately $0.3 million in cash and current liabilities of approximately $16.9 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.1 million of debt related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of the Company’s lead product candidate, Apomorphine for Parkinsons Disease, erectile dysfunction, and female sexual dysfunction; OT-101 for both cancer and COVID-19, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(1,453)	$(4,434)
Net cash provided by financing activities	1,125	4,529
Increase/ (decrease) in cash	$(327)	$95

Operating Activities

Net cash used in operating activities was approximately $1.5 million for the year ended December 31, 2022. This was due to the net income of approximately $4.7 million, primarily reduced by approximately $17 million due to a non-cash gain recorded upon the derecognition of our non-financial assets and approximately $0.1 million due to a change in fair value of derivatives, and primarily increased by approximately $4.1 million of goodwill impairment, approximately $2.0 million of amortization of debt and finance discounts, approximately $2.9 million of non-cash stock based expense on issuance of warrants, approximately $0.9 million of stock compensation, approximately $0.3 million of loss on conversion of debt and approximately $0.8 million due to changes in operating assets and liabilities.

Net cash used in operating activities was approximately $4.4 million for the year ended December 31, 2021. This was due to the net loss of approximately $10.5 million, which was partially offset by a $1.5 million of R&D cost paid through debt from GMP, non-cash amortization of debt discounts and deferred financing costs of $1.4 million, non-cash stock-based compensation of $0.8 million, amortization and depreciation of intangibles and development equipment of $0.1 million, non-cash gain on conversion of debt and change in fair value of derivatives of $0.3 million, forgiveness of the PPP Loan of $0.3 million and changes in operating assets and liabilities of approximately $0.2 million.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was approximately $1.1 million. Net cash provided was due to approximately $0.2 million raised from sale of common stock under the equity purchase agreement with Peak One and approximately $1.0 million raised through issuance of convertible debt.

For the year ended December 31, 2021, net cash provided by financing activities was approximately $4.5 million. Net cash provided was due to approximately $1.6 million raised from the JH Darbie Financing, $0.1 million received under the Payroll Protection Plan, $0.4 million raised from sale of common stock under the equity purchase agreement with Peak One, $2.8 million raised through issuance of convertible debt, repayment of $0.4 million of convertible debt due to Geneva and repayment of $0.2 million of other notes.

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

Although we may, from time-to-time, manufacture drugs and conduct preclinical or clinical trials outside of the United States, we believe our exposure to foreign currency risk to be immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and any supplementary financial information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Baker Tilly US, LLP resigned from the position of our Auditors in November 2021. We appointed Rose, Snyder and Jacobs, LLP as our auditors, in November 2021. We have no disagreements with our accountants on accounting and financial disclosure.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of December 31, 2022 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

Name	Age	Position
Vuong Trieu, Ph. D.	57	Chairman of the Board and Chief Executive Officer
Amit Shah	55	Chief Financial Officer
Saran Saund	64	Chief Business Officer
Anthony E. Maida III	69	Chief Medical Officer – Translation Medicine (Consultant) & Director
Steven W. King	57	Director and Consultant
Fatih Uckun M.D, Ph. D.	64	Chief Medical Officer (Consultant), resigned February 2023
Seymour Fein, M.D.	73	Chief Regulatory Officer and Chief Medical Officer (Consultant)

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

Fatih Uckun, M.D., Ph.D. was appointed in May 2022 as a Consulting Chief Medical Officer (“CMO”) for the Company. Prior to joining Oncotelic, Dr. Uckun served as Chief Medical Officer and Chief Scientific Officer of Reven Pharmaceuticals from 2020 to 2022, Chief Medical Officer of Ares Pharmaceuticals from 2017 to 2022, Chief Clinical Advisor of Aptevo Therapeutics in 2021, Vice President and Clinical Strategy Lead, Oncology-Hematology of Worldwide Clinical Trials in 2020, Chief Medical Officer of Mateon and Oncotelic from 2019 to 2020, and Executive Medical Director and Strategy Lead in Global Oncology and Hematology at Syneos Health from 2017 to 2018. Prior to this, he was Vice President of Research and Clinical Development at Nantkwest, Chief Scientific Officer of Jupiter Research Institute and, before that, held senior-level scientific and research positions at Parker Hughes Institute and its cancer center, Paradigm Pharmaceuticals, and the Children’s Cancer Study Group. From 2012-2015, Dr. Uckun served as chair of the Biotargeting Working Group and a Member of the Coordination and Governance Committee of the NCI Alliance for Nanotechnology in Cancer. From 2009 to 2015 he was a Professor of Pediatrics and Head of Translational Research in Leukemia and Lymphoma of the Children’s Center for Cancer and Blood Diseases at the University of Southern California. During his tenure at the University of Minnesota from 1986 to 1997, Dr. Uckun worked as a Professor of Therapeutic Radiology-Radiation Oncology, Pharmacology, and Pediatrics as well as Director of the Biotherapy Institute at the University of Minnesota, where he became the first recipient of the Endowed Hughes Chair in Biotherapy. Dr. Uckun is an elected Member of the American Society for Clinical Investigation (ASCI), an honor society for physician-scientists, and an active member of several professional organizations. He received numerous awards for his work on monoclonal antibodies, recombinant cytokines and fusion proteins, radiation sensitizers, kinase inhibitors and targeted therapeutics for difficult-to-treat cancers, including the Stohlman Memorial Award of the Leukemia Society of America, the highest honor given to a Leukemia Society Scholar. He has published more than 500 peer-reviewed papers, authored numerous review articles and book chapters and is an inventor on numerous patents. Dr Uckun resigned from his position as CMO on February 28, 2023.

Seymour Fein, M.D. was appointed to in May 2022 as the Company’s Consulting Chief Regulatory Officer. Dr. Fein has been managing partner of the clinical and regulatory consulting organization, CNF Pharma, LLC for the last 20 years and in that capacity has worked closely with numerous new drug reviewing divisions at the FDA including the divisions of oncologic drug products. Dr. Fein’s professional activities have been focused on drug development research for over 35 years. He has been extensively involved in the successful development of numerous drugs, biologics and medical devices during this time leading to FDA approvals for over 20 drugs (NDAs, sNDAs, BLAs) and devices (PMAs). Dr. Fein began his career at Hoffmann-La Roche Ltd. as a senior research physician and was responsible for a clinical development program that led to U.S. Food and Drug Administration (FDA) approval of recombinant interferon-alpha for cancer treatment. Dr. Fein was also the medical director of Bayer Healthcare Pharmaceuticals (U.S.) where he was responsible for therapeutic areas including gastroenterology, oncology, and cardiology. He later served as medical director for Rorer Group (now part of Sanofi) and Ohmeda (now part of Baxter). Dr. Fein founded and has been managing partner of a clinical and regulatory consulting organization and has worked closely with the numerous new drug review divisions at the FDA including the divisions of oncologic drug products. Dr. Fein has successfully overseen entrepreneurial drug development leading to the FDA approval of two orphan drug products in the field of gastroenterology and the first drug approved for the treatment of nocturia in the field of urology. Dr. Fein received his B.A. degree from the University of Pennsylvania and his M.D. degree with honors from New York Medical College. He completed a three-year residency in internal medicine at Dartmouth and a three-year fellowship in medical oncology and hematology at Harvard Medical School, where he served as an instructor of medicine during his final fellowship year. Dr. Fein is board-certified in both oncology and internal medicine.

The Board had three standing committees, which consisted of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (collectively, the “Committees”), We discontinued all the Committees since July 2021 and since that date, the full Board serves in lieu of all Committees. Once we engage new directors to the Board, we will restart the Committees, and the members will serve on these committees until their resignation or as otherwise determined by our Board.

Audit Committee

For the year ended December 2022, the full Board acted in lieu of an Audit Committee. The full Board met four times during the year ended December 31, 2022 in lieu of the Audit Committee.

Our Audit Committee had the authority to retain and terminate the services of our independent registered public accounting firm, reviews our annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of our annual audits. Such functions are currently being managed by our full Board.

The Board had adopted a charter for the Audit Committee, which is to be reviewed and reassessed annually by the Audit Committee. Due to a lack of the Committee, such review and evaluation has not been done. A copy of the Audit Committee’s written charter is publicly available on our website at www.oncotelic.com.

Compensation Committee

For the year ended December 2022, the full Board acted in lieu of Compensation Committee. The full Board met once during the year ended December 31, 2022

The Compensation Committee’s responsibilities include making recommendations to the Board regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, and appropriate compensation levels for our CEO, which are determined without the CEO present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. Our Compensation Committee also administers our 2005 Stock Plan, our 2015 Equity Incentive Plan and our 2017 Equity Incentive Plan. Currently, none of the members of the Compensation Committee qualifies as independent under the definition promulgated by The NASDAQ Stock Market and qualifies as a “Non-Employee Director” within the meaning of Rule 16b-3 under the Exchange Act.

The Compensation Committee shall review and assess the three main components of each named executive officer’s compensation: base salary, incentive compensation, and equity compensation. Adjustments to base salary are generally only made when there has been a change in the scope of the responsibilities of the named executive officer or when, based on a review of the base salary component of executive officers in companies of a similar size and stage of development, the Compensation Committee members believe that an adjustment is warranted in order to remain competitive. The executive management of the Company determines and agrees with the Compensation Committee on its corporate goals and objectives for the ensuing year. At the end of each year, the attainment of each objective is assessed and incentive awards may be made to each executive based on his or her contribution to achieving the objectives. Awards are made based on either provision of an executive’s employment agreement, or an assessment of each executive’s equity compensation position relative to the Company’s other executives.

The Compensation Committee also typically reviews our director compensation on at least an annual basis. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. Currently there are no independent compensation consultants retained by the Company.

Nominating and Governance Committee

For the year ended December 2022, the Company had no Nominating and Governance Committee. The full Board acted in lieu of the Nominating and Governance Compensation Committee. The full board did not meet in lieu of the Nominating Committee.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met 4 times, which included in lieu of the Audit Committee, approved certain corporate actions by unanimous written consents three times during the fiscal year ended December 31, 2022. Each of our directors serving during fiscal 2022 attended all the meetings of the Board and in lieu of the Committees of the Board upon which such director served and that were held during the year ended December 31, 2022.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers, except Dr. Trieu, served as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has an executive officer and who serves on our Board or Compensation Committee since 2019. After the merger of the Company with Oncotelic Inc., our Chief Executive Officer, Dr. Trieu has been identified and is a control person of Autotelic, Inc.

Also, Mr. Steven King, was the CEO of Edgepoint Inc., an AI company that is a non-controlling interest subsidiary of the Company. Dr. Maida is currently consulting as the Chief Medical Officer – Translation Medicine with the Company in regards to its planned trials for OT-101 for our oncology indications.

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

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2022, and 2021 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary $(1)		Bonus $	Stock Awards $(2)	All Other Compensation $		Total $
Vuong Trieu, Ph. D.	2022	38,003			53,832	37,500		129,335
President and Chief Executive Officer	2021	189,990		—	48,341	18,750	(3)	257,081

Anthony E. Maida III, Ph. D., M.D. MBA	2022	—		—	53,832	75,000		128,832
Chief Medical Officer (May 2020) Consultant	2021	—		—	100,164	205,000	(4)	305,164

Saran Saund	2022	19.531		—	58,832	15,898		89,261
Chief Business Officer	2021	188,791		—	77,652	33,809	(3)	300,252

Amit Shah	2022	27,105		—	58,832	13,333		94,270
Chief Financial Officer	2021	230,716	(3)	—	26,948	13,333	(3)	270,997

(1) Includes cost of healthcare benefits paid by the Company. Effective February 1, 2022, the cash compensation and benefits for all the Officers, except Dr. Maida who was compensated till March 2022, has been borne by the JV. As the JV financials are not consolidated into those of the Company, the Company has not included such compensation in this table. In the future, and assuming the continuation of the cash compensation and benefits continue to be borne by the JV, the Company will not report such compensation information as part of the Company’s Executive Compensation.

(2) During the 2022 fiscal year, the Company granted 1 million stock awards to each of Dr. Trieu, Dr. Maida, Mr Saund and Mr. Shah. The Company recorded stock-based compensation as the fair value of the awards using a Black Scholes valuation model using the following input values

Expected Term	1 year
Expected volatility	95.5%
Risk-free interest rates	3.12%
Dividend yields	0.00%

During the 2021 fiscal year, the Company granted certain stock awards to Dr. Trieu, Dr. Maida, Mr. Saund and Mr. Shah. The Company had recorded stock-based compensation as the fair value of the awards using a Black Scholes valuation model using the following input values.

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

(5) Drs. Uckun, as the Chief Medical Officer, and Fein, as the Chief Regulatory Officer, were compensated for their services by the JV and hence are not reportable. Further, Dr. Uckun resigned from the position of Chief Medical Officer effective February 2023 and Dr. Fein was appointed to that position effective the same date.

Narrative Disclosure to Summary Compensation Table

Vuong Trieu, Ph. D., Saran Saund and Amit Shah

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

Drs. Uckun, as the Chief Medical Officer, and Fein, as the Chief Regulatory Officer, were appointed to their offices in May 2022. Further, Dr. Uckun resigned from the position of Chief Medical Officer effective February 2023 and Dr. Fein was appointed to that position effective the same date.

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

For more information on the executive compensations to the Executive Officers, refer to our 2021 Annual Report on form 10-K filed with the SEC on April 15, 2022.

The Company did not grant any increases in cash compensation to any of its Executive Officers during the years ended December 31, 2022, or 2021 due to the financial condition of the Company. In lieu of the financial condition, the Company granted stock awards to the executives, including all other employees, during the year ended December 31,2022 and 2021 as under:

December 31, 2022

Executive	Title	Stock Options
Vuong Trieu	Chief Executive Officer	1,000,000
Amit Shah	Chief Financial Officer	1,000,000
Saran Saund	Chief Business Officer	1,000,000
Anthony E. Maida III	Consulting Chief Medical Officer	1,000,000

20% of the stock option awards vested immediately and 80% were to vest upon achievement of certain performance milestones by the Officers. The Company has not completed its evaluation of whether such milestones have been met or not as of the date of this Report. However, for the purposes of this Report and compensatory tables, the stock compensation expense has been reported as though such awards have been earned by the Officers.

December 31, 2021

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2022 to each of the executive officers named in the Summary Compensation Table. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Maida, Saund and Shah.

		Option Awards
Name	Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Vuong Trieu, Ph. D. (1)
Chief Executive Officer & President- 2022	ISO	200,000	800,000	0.10	7/22/2032

2021	ISO	360,000	—	0.1398	7/8/2031
2021	ISO	200,000	—	0.1626	9/3/2031

Saran Saund (1)
Chief Business Officer- 2022	ISO	200,000	800,000	0.10	7/22/2032

2021	ISO	675,000	—	0.1398	7/8/2031
2021	ISO	100,000	—	0.1626	9/3/2031

Anthony Maida (1) 2022
Chief Medical Officer – Consultant- 2022	ISO	200,000	800,000	$0.10	7/22/2032

2021	NQSO	400,000	—	$0.1398	7/8/2031

2021	NQSO	400,000	—	$0.1626	9/3/2031

Amit Shah (1)
Chief Financial Officer- 2022	ISO	200,000	800,000	$0.10	7/22/2031

2021	ISO	400,000	—	$0.1626	7/8/2031

(1)	The stock awards have been approved by the board. The stock compensation thereon has been computed and expensed when granted and reported in the Summary Compensation Table.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Mr. Saund and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Trieu; and Messrs. Saund and Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2022, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.05 per share.

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

Vuong N. Trieu, Ph. D.

			Involuntary Not for
Executive	Termination		Cause Termination or
Benefits and Payments Upon	within 12 months Following	Voluntary Termination by	Termination by
Termination	Change in Control	Executive or Death	Executive with Good Reason	For Cause Termination	Disability
Base Salary	$675,000	$—	$675,000	$—	$—
Annual Bonus	Executive entitled	Executive entitled	Executive entitled		Executive entitled
(50% of Base Salary)	to Annual Bonus	to Annual Bonus	to Annual Bonus		to Annual Bonus
	related to most	related to most	related to most		related to most
	recently completed	recently completed	recently completed	N/A	recently completed
	calendar year if	calendar year if	calendar year if		calendar year if
	earned and not	earned and not	earned and not		earned and not
	already paid	already paid	already paid		already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Option	1,998,255	—	1,998,255	—	—
Value upon Termination*	$99,913	$—	$99,913	$—	$—
Vested Stock / Received:
Number of Shares	1,198,255	—	1,198,255	—	—
Value upon Termination*	$59,913	$—	$59,193	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 18 months	N/A	Up to 18 months	N/A	N/A
	$18,964	$—	$18,964	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Saran Saund

			Involuntary Not for
Executive Benefits	Termination within	Voluntary	Cause Termination or
and Payments	12 months Following	Termination by	Termination by
Upon Termination	Change in Control	Executive or Death	Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus	Executive entitled	Executive entitled	Executive entitled		Executive entitled
(40% of Base Salary)	to Annual Bonus	to Annual Bonus	to Annual Bonus		to Annual Bonus
	related to most	related to most	related to most		related to most
	recently completed	recently completed	recently completed	N/A	recently completed
	calendar year if	calendar year if	calendar year if		calendar year if
	earned and not	earned and not	earned and not		earned and not
	already paid	already paid	already paid		already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,993,798	—	1,993,798	—	—
Value upon Termination*	$99,690	$—	$99,690	$—	$—
Vested Stock Received:
Number of Shares (1)	1,193,798	—	1,193,798	—	—
Value upon Termination*	$59,690	$—	$59,690	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$5,671	$—	$5,671	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Amit Shah

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,997,093	—	1,997,093	—	—
Value upon Termination*	$99,855	$—	$99,855	$—	$—
Vested Stock Received:
Number of Shares (1)	1,197,093	—	1,197,093	—	—
Value upon Termination*	$59,855	$—	$59,855	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$11,208	$—	$11,208	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

*Based on the stock price of the Company as of December 31, 2022, of $0.05 and assuming the number of shares granted are vested and earned.

Dr. Maida is a consultant Chief Medical Officer – Translation Medicine and is not subject to potential payments upon termination or change-in-control, and as such his information has not been compiled for this table.

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

Director Compensation

For the year ended December 31, 2022, and 2021, one of the non-employee directors was paid the following in cash and stock awards

	Fees Earned or Paid in
	Cash(1)	Option Awards(2)	Total

Steven King – 2021/22	$-	$86,065	$86,065
David Diamond - 2021	$31,875	$27,106	$58,981

For 2021/22, Mr. King was compensated in stock for his services to the Board. Drs. Trieu and Maida were granted stock options as Board members but have been reported in the Summary Compensation Table above.

We granted Mr. King 500,000 options for his services through the end of fiscal year 2022. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

For the period Mr. Diamond served during the year ended December 31, 2021, the Company paid Mr. Diamond for his services to the Board and Committees. Further, or for the year ended December 31, 2021, we granted Mr. Diamond 251,467 options. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

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

Fees. In October 2016, the Board amended and restated its director compensation policy. For more details on the Fees, kindly refer to our form 2020 Annual Report on 10-K filed with the SEC on April 15, 2021. However, since the departure of Mr. Diamond, we have discontinued cash compensations for the independent Board Members or Committee members.

The Board intends to re-evaluate compensation, including non-employee director compensation, following the reconstitution of its Compensation Committee.

Equity Grants.

In October 2016, the Board amended and restated its director compensation policy.

The Board intends to re-evaluate compensation, including non-employee director compensation, following the reconstitution of its Compensation Committee. For more information on our prior policy, please refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 3, 2023, regarding the beneficial ownership of our common stock by:

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

We have computed the percentage of shares beneficially owned on the basis of 392,871,880 shares of our Common Stock outstanding as of April 3, 2023. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	122,770,303	(1)	31.3%
Steven W. King	4,188,059	(2)	1.1%
Anthony E. Maida III	3,137,314	(3)	0.8%
Amit Shah	2,584,871	(4)	0.7%
Saran Saund	18,347,759	(5)	4.7%
All officers and directors as a group (7 persons)	151,028,306	(6)	38.1%

Beneficial owners of more than 5%
Vuong Trieu	122,770,303	(1)	31.3%
Balaji Bhakta	43,575,256	(7)	11.1%
Larn Hwang	25,714,323	(8)	6.6%
Chao Hsiao	22,406,942	(9)	5.7%

* < 1%

(1)	Includes: (a) 90,817,329 shares owned directly and beneficially by the reporting person; 3,922,219 shares of common shares issuable upon conversion of debt, 1,738,953 shares issuable upon exercise of stock options and 1,250,000 shares of common shares issuable upon exercise of warrants; (b) 16,780,384 shares registered in the name of Autotelic, Inc., and 1,388,889 shares issuable upon conversion of debt, and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of Common Stock and Preferred Stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his pecuniaIy interest therein.

(2)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 3,330,647 shares of Common Stock and (ii) 857,412 shares issuable upon exercise of stock options granted to Mr. King.

(3)	Consists of (i) 1,137,314 shares of Common Stock and (ii) 2,000,000 shares issuable upon exercise of stock options.

(4)	Consists of (i) 358,837 shares of Common Stock, (ii) 527,778 shares of common stock issuable upon conversion of debt and (iii) 1,698,256 shares of common stock upon exercise of options.

(5)	Consists of (i) 16,456,480 shares of Common Stock, and (ii) 1,891,279 shares issuable upon exercise of stock options.

(6)	Consists of (i) 135,753,521 shares of Common Stock, (ii) 5,838,885 shares issuable upon conversion of debt, (iii) 8,185,900 shares issuable upon exercise of options and (iv) 1,250,000 shares issuable upon exercise of warrants.

(7)	Consists of (i) 41,630,811 shares of Common Stock, (ii) (iii) 694,445 shares of common stock upon conversion of debt and 1,250,000 upon conversion of warrants.

(8)	Consists of (i) 23,455,990 shares of Common Stock, (ii) 1,208,333 shares of common stock issuable upon conversion of debt and (iii) 1,050,000 shares of common stock upon exercise of options.

(9)	Consists of (i) 17,073,604 shares of Common Stock, (ii) 3,744,449 shares of common stock issuable upon conversion of debt, (iii) 1,200,000 shares of common stock upon exercise of options, and (iv) 388,889 shares issuable upon exercise of PPM debt and warrants.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	24,042,620	$0.22	3,205,021
Equity compensation plans not approved by security holders	1,650,000	0.30	350,000

Total	25,692,620	$0.23	3,555,021

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

Expenses related to the MSA were approximately $60,000 and $280,000 for the years ended December 31, 2022, and 2021, respectively. Amounts outstanding at the end of the year 2022 and 2021 were approximately $225,000 and $270,000, respectively.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. For more information on the Agreement, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. Further during the year ended December 31, 2022, $20,000 was repaid to Dr Trieu. As such the Company owed $0 for the short-term loan as of December 31, 2022.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 and $100,000 short-terms loan to the Company, and as such, $120,000 was outstanding and payable to Autotelic at December 31, 2022 and $0 at December 31, 2021, respectively.

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

The Company recorded $0 and $0 as expense during the year ended December 31, 2022, and 2021, respectively, related to this Agreement.

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

The Company recorded an expense of $75,000 during the year ended December 31, 2022, related to this Agreement as compared to $215,000 during the same period in 2021. Effective April 1, 2022, Dr Maida’s compensation is being by the JVA with GMP Bio.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Rose Snyder and Jacobs, LLP (“RSJ”) for the audit for the years ended December 31, 2022 and December 31, 2021, respectively, and other services rendered during that period and Baker Tilly LLP for fees billed for other services rendered during the year ended December 31, 2021.

	2022	2021
Audit fees (1)	$102,000	$116,600
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$102,000	$116,600

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

To date, we have been invoiced $102,000 by RSJ in connection with the reviews for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 and annual audit for the year ended December 31, 2022.

We paid RSJ $68,000 in connection with the audit for the year ended December 31, 2021. We paid Baker Tilly $48,600 in connection with the 2021 quarterly reviews.

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

In the absence of an Audit Committee, the responsibilities of the Audit Committee are fulfilled by the Board of Directors of the Company. As such, for the year ended December 31, 2022, the Board of Directors approved the appointment and services of RSJ.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10-Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

10.60	Amendment to Certificate of Incorporation	8-K	02/02/2021	10.60

10.61	Subscription Agreement by and between the Company and certain accredited investors dated	8-K	03/26/2021	10.1

10.62	Form of Registration Statement to register additional shares of Common Stock under 2015 Equity Incentive Plan	S-8	04/19/2021	10.62

10.63	Equity Purchase Agreement by and between the Company and Peak One Opportunity Fund L.P dated May 3, 2021	8-K	05/07/2021	10.1

10.64	Form for Registration of Securities	S-1	05/24/2021

10.65	Form of Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holding, Inc dated May 25, 2021	8-K	06/01/2021	10.1

10.66	Form of Securities Purchase Agreement and by and between the Company and Geneva Roth Remark Holding, Inc dated Jube 28, 2021	8-K	07/02/2021	10.66

10.67	Form of Note Purchase Agreement by and between the Company and Autotelic Inc. dated August 4, 2021	8-K	08/05/2021	10.2

10.68	Licensing Agreement by and between the Company and Autotelic Inc dated August 31, 2021	8-K	09/03/2021	10.1

10.69	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated September 21, 2021	8-K	09/27/2021	10.1

10.70	Licensing Agreement by and between the Company and Autotelic Inc dated September 30, 2021	8-K	10/04/2021	10.1

10.71	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated October 25, 2021	8-K	10/28/2021	10.1

10.72	Form of Securities Purchase Agreement by and between the Company and certain accredited investors	8-K	12/01/2021	10.1

10.73	Form of Convertible Notes by and between the Company certain accredited investors	8-K	12/01/2021	10.1

10.74	Form of Unsecured Convertible Note Purchase Agreement between the Company and Golden Mountain Partners dated January 31, 2022	8-K	02/02/2022	10.1

10.75	Form of Convertible Promissory Note issued by the Company dated January 31, 2022	8-K	02/02/2022	10.2

10.76	Form of Warrants issued by the Company to certain Investors, under the extension of Notes dated February 9, 2022 of the Note Purchase Agreement dated July 23, 2020	8-K	02/15/2022	10.76

10.77	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated March 29, 2022	8-K	04/04/2022	10.1

10.78	Form of Joint Venture Agreement between the Company and Dragon Overseas Capital Limited dated March 31, 2022	8-K	04/06/2022	10.1

10.78	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	04/06/2022	10.2

10.79	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	04/06/2022	10.3

10.80	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.81	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.82	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.83	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

23.1	Consent of the Independent Registered Accounting Firm				x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2022 and December 31, 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of the	April 14, 2023
Vuong Trieu, Ph. D.	Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial	April 14, 2023
Amit Shah	and accounting officer)

/s/ STEVEN KING	Director	April 14, 2023
Steven King

/s/ ANTHONY MAIDA	Director	April 14, 2023
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for Impairment

Description of the Matter

As discussed in Note 2 and 3 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing events and circumstances such as general macroeconomic conditions, conditions specific to the industry and market and whether there has been sustained declines in share price. These fair value estimates are sensitive to significant assumptions and judgments, such as projections of operating expenditures, discount rates, and future economic conditions.

During the third and fourth quarters of 2022, the Company experienced a sustained decrease in its share price, and as of December 31, 2022, the Company’s market capitalization and uncertain economic conditions, which adversely impacted the pharmaceutical and biotechnology industry, were indicative of an impairment. Pursuant to current accounting guidance, management performed a quantitative analysis and concluded that goodwill was impaired and the Company recorded an impairment charge of $4.1M during the year ended December 31, 2022. At December 31, 2022, the Company’s goodwill balance was $12M.

Auditing management’s annual impairment tests for goodwill was complex because of the significant judgement required to evaluate the management assumptions described above used to determine the fair value of the reporting units.

How We Addressed the Matter in our Audit

Our audit procedures related to the evaluation of goodwill for impairment included the following, among others:

a.	We considered the design and operating effectiveness of certain controls over the Company’s annual impairment assessments of intangible assets and goodwill. We considered the material weaknesses related to management’s internal controls in determining the nature, timing and extent of the audit tests applied in our audit.
b.	We evaluated managements significant accounting policies related to the impairment of goodwill and indefinite-lived intangible assets for reasonableness.
c.	We evaluated management’s assessment of qualitative factors relating to the goodwill valuation by reviewing information regarding economic growth forecast, industry outlook, and business environment, as well as accumulating our understanding of the Company’s reporting unit’s performance.
d.	With respect to the Company’s valuation of its sole reporting unit:

	1.	We assessed the qualifications and competence of management
	2.	We evaluated the methodologies used to determine the fair value of the Company’s reporting unit
	3.	We reperformed management’s quantitative analysis to assess the impact of goodwill impairment
e.	We assessed the adequacy of the Company’s disclosures regarding impairment assessments included in Note 2 and Note 3.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021.

Encino, CA

April 14, 2023

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$241,452	$568,769
Restricted cash	20,000	20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	21,964	18,778

Total current assets	303,164	627,295

Intangibles, net of accumulated amortization of $201,180 and $188,339 as of Dec 31, 2022 and 2021	-	821,841
In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	12,071,376	21,062,455
Investment in GMP Bio at fair value	22,640,519	-
Total assets	$36,116,819	$23,613,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,510,864	$3,092,723
Accounts payable - related party	332,432	403,423
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	198,140	340,290
Convertible and short-term debt, net of costs	10,091,923	8,166,622
Convertible debt and short-term debt - related party, net of costs	1,165,048	826,862

Total current liabilities	16,923,407	15,454,920

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 and 278,188 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 391,846,880 and 375,288,146 issued and outstanding, respectively	3,918,469	3,752,881
Additional paid-in capital	41,416,632	35,223,842
Accumulated deficit	(25,926,069)	(31,021,050)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	19,409,032	7,955,673
Non-controlling interests	(215,620)	202,758

Total stockholders’ equity	19,193,412	8,158,431
Total liabilities and stockholders’ equity	$36,116,819	$23,613,351

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Operating expenses:
Research and development	$756,910	$3,658,617
General and administrative	4,853,664	5,467,266
Goodwill impairment (See note 2 and 3)	4,111,079	-
Total operating expenses	9,721,653	9,125,883

Loss from operations	(9,721,653)	(9,125,883)
Other income (expense):
Interest expense, net	(2,971,046)	(2,002,813)
PPP loan forgiveness	-	346,761
Gain on derecognition of non-financial asset	16,951,477	-
Reimbursement for expenses - related party	533,485	-
Change in fair value of derivative on debt	142,150	292,149
Loss on debt conversion	(257,810)	(27,504)
Total other income (expense)	14,398,256	(1,391,407)
Net income (loss) before non-controlling interests	4,676,603	(10,517,290)
Net loss attributable to non-controlling interests	(418,378)	(1,126,248)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$5,094,981	$(9,391,042)

Basic net income (loss) per share attributable to common stock	$0.01	$(0.03)
Basic weighted average common stock outstanding	384,075,369	303,078,548

Diluted net income (loss) per share attributable to common stock	$0.01	$(0.03)
Diluted weighted average common stock outstanding	457,299,890	303,078,548

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022			375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431
Common shares issued upon cashless exercise of warrants	-	$-	6,540,878	65,409	(65,409)	-	-	-
Common shares issued for cash	-	-	1,300,000	13,000	145,820	-	-	158,820
Stock compensation expense	-	-	-	-	902,141	-	-	902,141
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	2,905,316
Beneficial Conversion Feature on convertible debt	-	-	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	-	-	368,375	-	-	368,375
Contribution from shareholder for payment of liabilities	-	-	-	-	828,258	-	-	828,258
Common shares issued in connection with debt conversion	-	-	8,717,856	87,179	537,572	-	-	624,751
Net Income	-	-	-	-	-	5,094,981	(418,378)	4,676,603
Balance as of December 31, 2022	-	$-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833
Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Common shares issued in lieu of restricted stock units	-	-	1,257,952	12,580	213,852	-	-	226,432
Common shares issued for services	-	-	1,148,235	11,482	182,159	-	-	193,641
Common shares issued for cash	-	-	3,435,000	34,350	385,952	-	-	420,302
Beneficial Conversion Feature on convertible debt	-	-	-	-	969,754	-	-	969,754
Warrants issued in connection with private placement	-	-	-	-	2,190,127	-	-	2,190,127
Warrants issued in connection with debt issuance	-	-	-	-	600,965	-	-	600,965
Stock compensation expense	-	-	-	-	763,314	-	-	763,314
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(9,391,042)	(1,126,248)	(10,517,290)
Balance as of December 31, 2021	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,676,603	$(10,517,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derecognition of non-financial asset	(16,951,477)	-
Goodwill impairment	4,111,079	-
Amortization of debt discount and deferred finance costs	1,975,501	1,453,949
Amortization of intangible assets	12,841	51,365
Loss on debt conversion	257,810	27,504
Warrants issued in connection with private placement	2,905,316	2,190,127
Stock compensation expense	902,141	763,315
Change in fair value of derivative	(142,150)	(292,149)
R&D Expenses paid by debt	-	1,500,000
Common shares issued in lieu of restricted stock units	-	226,432
Common shares issued in lieu of services	-	193,641
PPP loan forgiven	-	(346,761)
Depreciation on development equipment	-	10,148
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,186)	83,091
Accounts payable and accrued expenses	873,951	210,371
Accounts payable to related party	(70,991)	11,792
Net cash used in operating activities	(1,452,562)	(4,434,465)

Cash flows from financing activities:
Proceeds from private placement	-	1,545,052
Proceeds from sales of common stock	158,820	420,293
Proceeds from convertible debt	966,425	307,500
Repaid to convertible note holder	-	(307,500)
Proceeds from convertible notes and short term loans	-	1,815,825
Proceeds from convertible debt for JV	-	500,000
Proceeds from short term loans, others		350,050
Repaid to note holder	-	(100,000)
Repaid to others	-	(95,000)
Proceeds from Payroll Protection Plan	-	92,995
Net cash provided by financing activities	1,125,245	4,529,215

Net increase (decrease) in cash	(327,317)	94,750

Cash and restricted cash - beginning of period	588,769	494,019

Cash and restricted cash - end of period	$261,452	$588,769

Supplemental cash flow information:
Cash paid for:
Interest paid	$397,995	$299,365
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Warrants issued in connection with private placement & debt	$368,375	$2,791,092
Beneficial Conversion Feature on convertible debt and restricted common shares	$570,717	$969,754
Common shares issued upon partial conversion of debt	$624,751	$210,301
Contribution from shareholder for payment of liabilities	$828,258	$-
Common shares issued in lieu of services	$-	$193,641
Common shares issued in lieu of restricted stock units	$-	$226,432
PPP Loan forgiven	$-	$346,761
Non-cash cost upon sale of common stock	$83,180	$124,642

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”) and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

Amendments to Certificate of Incorporation

In March 2021, the Company received approval from the Financial Industry regulatory Authority (“FINRA”) on its notice of corporate action to change the name of the Company from Mateon Therapeutics, Inc. to Oncotelic Therapeutics, Inc, and the Company’s ticker symbol has changed from “MATN” to “OTLC”.

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

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022 to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the year ended December 31, 2022. For more information on the JD Darbie financing, refer to Note 7 of the Notes to the Consolidated Financial Statements.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post-effective amendment was found effective by the SEC on May 6, 2022. Since the EPL was made effective in June 2021 till September 30, 2022, the Company has directed Peak One, on multiple occasions, for an aggregate of 4.7 million shares of Common Stock for aggregate net cash proceeds of approximately $0.6 million. For more information on the EPL, refer to Note 9 of the Notes to the Consolidated Financial Statements.

Geneva Roth Remark Notes

In May 2021, the Company consummated the closing of a private placement transaction whereby, pursuant to a Securities Purchase Agreement (the “Geneva Agreement”) entered into with Geneva Roth Remark (“Geneva”), the Company issued a convertible promissory note in the aggregate principal amount of $203,750 (the “Note 1”). Further in June 2021, the Company issued an additional convertible promissory note in the aggregate principal amount of $103,750 (“Note 2”, and collectively with Note 1, the “Notes”). For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

August 2021 Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured, and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

November/December 2021 and March Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), which Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”).

In January 2022, three of the five note holders under the November / December 2021 Notes exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holders 3,041,958 shares of Common Stock.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes. This Note was undertaken by the Company pursuant to the Darbie Agreement.

In August 2022, the Company converted $140,000 of Fourth Man Note into 2,025,000 shares of common stock. Further in September 2022, the Company converted $68,250 of Blue Lake note into 1,428,571 shares of common stock.

In October 2022, Fourth Man exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holder 912,162 shares of Common Stock.

In December 2022, the Company partially converted $50,000 of Fourth Man Note into 739,285 shares of common stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes. This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note. $35,000 of the First Fire Note was converted into 500,000 shares of Common Stock and the balance was repaid in cash

In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes. This note was utilized for corporate expenses.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

GMP Note purchase agreements and unsecured notes

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

For more information on the GMP debt financing, refer to Note 5 of the Notes to the Consolidated Financial Statements.

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

For more information on the JV, refer to Note 6 of the Notes to the Consolidated Financial Statements.

Pet2DAO

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO LLC (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space. The Company will initially issue regular tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO called PDAO to its employees, shareholders and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plan to register these tokens with the SEC to make such Tokens freely tradable at a future point in time.

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments of up to $50 million upon achievement of certain financial, development and regulatory milestones. In addition to the milestone payments, Autotelic would be entitled to earn royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How. The Agreement contains representations, warranties and indemnification provisions of each of the parties thereto that are customary for transactions of this type. For more information on the Agreement, refer to our 2021 Annual Report on form 10-K filed with the SEC on April 15, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oncotelic, PointR and Edgepoint for which there are non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25.9 million since inception of Oncotelic Inc. as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings. The Company also has a negative working capital of $16.6 million at December 31, 2022, of which approximately $1.3 million is attributable to assumed negative working capital of the Company and $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2022 of approximately $1.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In addition to the JH Darbie Financing, the Company raised approximately $0.2 million from the Equity Purchase Agreement with Peak One, $0.5 million from Note Agreements with GMP, approximately $0.1 million from from Autotelic Inc., a related party, and $1.1 million from various investors in Notes from March 2022, May 2022 and June 2022 financing.

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

Cash

As of December 31, 2022 and 2021, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 and 2021.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of December 31, 2022. No similar investments were held by the Company at December 31, 2021:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2022

Investment in GMP Bio (equity securities)	$22,640,519	$-	$-	$22,640,519
Total	$22,640,519	$-	$-	$22,640,519

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of December 31, 2022. The Company did not own similar long-term investments as of December 31, 2021:

December 31, 2022 Fair Value
Balance at January 1, 2022	$-
Contribution at cost basis	5,689,042
Gain on derecognition of non-financial asset	16,951,477
Change in fair value	-

Balance at December, 2022	$22,640,519

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at December 31, 2022 and 2021, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2022 and 2021:

	December 31, 2022 Conversion Feature	December 31, 2021 Conversion Feature
Balance at beginning of the year ended	$340,290	$777,024
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	(144,585)
Change in fair value	(142,150)	(292,149)

Balance at the end of the year ended	$198,140	$340,290

At December 31, 2022 and 2021, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Risk free interest	0.17% - 4.0%	0.3%
Market price of share	$0.05 - 0.23	$0.17
Life of instrument in years	0.01 - 0.33	0.31
Volatility	99.80% - 116.51%	140%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2022 and 2021, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the years ended December 31, 2022 or 2021, respectively; and as of December 31, 2022 and 2021, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Approximately 156 million equivalent shares of Common Stock have been excluded in the computation of the dilutive income per share for the year ended December 31, 2022. No similar equivalent shares of the Common Stock were excluded during the year ended December 31, 2021, as the Company had a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

The table below sets forth a reconciliation of the basic weighted average common stock outstanding to the diluted weighted average common stock outstanding of the Company as of December 31, 2022:

December 31, 2022
Basic weighted average common stock outstanding	384,075,369
Add: Dilutive common stock equivalents
Stock options outstanding	2,606,054
Warrants outstanding	68,681
Convertible debt, convertible into common stock	70,549,786

Diluted weighted average common stock outstanding	457,299,890

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2022 and 2021, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2022 and 2021, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the year ended December 31, 2022, we derecognized the intangibles of $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the year ended December 31, 2022, we recorded an impairment loss of approximately $4.1 million on our goodwill, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. No similar loss was recorded during the year ended December 31, 2021. Further, for the year ended December 31, 2022, we derecognized the goodwill of $4.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20 “Debt – Debt with Conversion and Other Options.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity” provides that, among other things, generally, if an event occurs that is not within the entity’s control could or would require net cash settlement, then the contract shall be classified as an asset or a liability.

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At December 31, 2022 and 2021, the Company identified EdgePoint to be the Company’s sole VIE. At December 31, 2022, and 2021, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than approximately $0.1 million and approximately $0.1 million at December 31, 2022 and December 31, 2021, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has not adopted ASU 2020-06 during the year 2022 and is evaluating the impact of implementation on its financial statements, if any.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Goodwill from 2019 Reverse Merger with Oncotelic and Merger with PointR

The Company completed the reverse merger with Oncotelic Inc. (“Merger”) in April 2019. The Company completed the merger with PointR Data Inc (“PointR Merger”) in November 2019. For more details on the two mergers, refer to our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company on April 15, 2021.

The Oncotelic merger gave rise to Goodwill of approximately $4.9 million. Upon the non-financial sale of our asset as contribution to our equity method investment, we derecognized the balance of the carrying value of our goodwill of approximately $4.9 million from the Oncotelic Merger in accordance with our policy and authoritative accounting guidance.

Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR.

We have one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators was performed at the entity-wide level. In performing our annual impairment assessment, we determined if we should qualitatively assess whether it was more likely than not the fair value of goodwill was less than its carrying amount (the qualitative impairment test). The factors we considered in the assessment included our market capitalization, general macroeconomic conditions, conditions specific to the industry and market and whether there had been sustained declines in our share price. If we concluded, it was more likely than not, the fair value of the reporting unit was less than its carrying amount, or elected not to use the qualitative impairment test, a quantitative impairment test would be performed.

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables, trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2022, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2022. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $4.1 million during the year ended December 31, 2022. The calculation of the impairment charge included substantial fact-based determinations and estimates. The goodwill impairment charge is reflected as goodwill impairment in the consolidated statements of operations for the year ended December 31, 2021.

A summary of our goodwill as of December 31, 2022 and 2021 is shown below:

	December 31, 2022	December 31, 2021
Balance at beginning of the year ended	$21,062,455	$21,062,455
Less: Derecognition upon recording of gain on non-financial asset	(4,880,000)	-
Less; Goodwill impairment due to market capitalization	(4,111,079)	-

Balance at the end of the year ended	$12,071,376	$21,062,455

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

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

The following table summarizes the balances as of December 31, 2022 and 2021, respectively, of the intangible assets acquired, their useful life, and annual amortization:

	December 31, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	16.00
Intangible asset – Capitalization of license cost	190,989	16.00
	1,010,180
Less Accumulated Amortization	(201,180)
Less: Derecognition of carrying value upon transfer of non-financial asset	(809,000)
Total	$-

	December 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	17.00
Intangible asset – Capitalization of license cost	190,989	17.00
	1,010,180
Less Accumulated Amortization	(188,339)
Total	$821,841

Amortization of identifiable intangible assets for the year ended December 31, 2022 and 2021 was $12,841 and $51,365, respectively. Upon the non-financial sale of our asset as contribution to our equity method investment of approximately $0.8 million, we derecognized the balance of the carrying value of our intangibles in accordance with our policy and authoritative accounting guidance.

There will be no future yearly amortization expense related to our intangibles.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The Company evaluated the qualitative conditions to see if the asset was impaired and concluded that the assets were not impaired. The balance of IPR&D as of December 31, 2022 and December 31, 2021 was $1,101,760. For more information on the IPR&D, please refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2022	December 31, 2021

Accounts payable	$1,735,764	$1,927,749
Accrued expenses	775,100	1,164,974
	$2,510,864	$3,092,723

	December 31, 2022	December 31, 2021

Accounts payable – related party	$332,432	$403,423

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of December 31, 2022, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	December 31,	December 31,
	2022	2021
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$31,167
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	144,951
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	188,319
	400,000	364,437
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	123,958	118,958
5% Convertible note payable – Related Party	288,733	276,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	288,253	275,753
5% Convertible note payable – CEO, CTO* & CFO – Related Parties	94,457	90,357
5% Convertible note payable – Bridge Investors	193,522	185,122
	988,923	946,423

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	267,553	256,634
5% Convertible note – Bridge investors	399,722	381,123
5% Convertible note – CFO – Related Party	80,266	76,531
	747,541	714,288

JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,441,471	-
16% Convertible Notes – CEO – Related Party	124,547	-
	2,566,018	-

November/December 2021 & March 2022 Notes
12% Convertible Notes – Accredited Investors	619,345	-

Debt for Clinical Trials – GMP
2% Convertible Notes – GMP	4,659,782	-

May and June 2022 Note
12% Convertible Notes – Accredited Investors	885,312	-

Other Debt
Short term debt – CEO	-	20,000
Short term debt – Bridge investors	245,000	265,000
Short term debt from CFO – Related Party	25,050	45,050
Short term debt – Autotelic Inc– Related Party	120,000	20,000
	390,050	350,050
Accrued interest	-	9,212
Total of convertible debentures & notes and other debt	$11,256,971	2,384,410

Convertible Debentures

As of December 31, 2022, the Company had a derivative liability of approximately $200,000 and recorded a change in fair value of approximately $140,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financing

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO (the “Trieu Note”) and a Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled approximately $19,500 and $75,100 for the years ended December 31, 2022, and 2021, respectively. Total unamortized discount on this note was approximately $0 and $19,500 as of December 31, 2022, and December 31, 2021, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $4,400 and $16,900 for the years ended December 31, 2022, and 2021, respectively. Total unamortized discount on this note was approximately $0 and $4,400 as of December 31, 2022, and December 31, 2021.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $11,700 and $19,900 for the years ended December 31, 2022, and 2021, respectively. Total unamortized discount on this note was $0 and $11,700 as of December 31, 2022, and December 31, 2021.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s then Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into convertible debt under the Fall 2019 Notes. The Company also issued the Fall 2019 Notes of $168,000 to two accredited investors. The Company repaid $0 and $100,000 of principal for the years ended December 31, 2022, and December 31, 2021, respectively. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of December 31, 2022, and 2021.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) November 23, 2020, or (b) the occurrence of an event of default (either, the “Maturity Date”). The Majority Holders have waived any default in the maturity of the Fall 2019 Notes and as such there is no event of default as of December 31, 2022. The Company had the option to prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes included failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

The Majority Holders had the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of common stock of the Edgepoint, at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of Edgepoint and 1,000,000 shares outstanding. The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 for the years ended December 31, 2022, and 2021. Total unamortized discount on this note was $0 as of December 31, 2022, and 2021.

Further, the Company recorded interest expense of $42,500 and $43,412 on these Fall 2019 Notes for the year ended December 31, 2022, and 2021. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2022, and 2021 was $988,924 and $946,424, respectively.

Geneva Roth Remark Notes

In May and June 2021, the Company entered into Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Geneva”), whereby the Company issued two convertible notes in the aggregate principal amount of $307,500 convertible into shares of common stock of the Company.

The notes were prepaid in December 2021 and the Company recorded interest expense, including prepayment penalty of approximately $0.1 million. There was no similar expense recorded in 2022. For more information on the Geneva Roth Remark Notes, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 under the Paycheck Protection Program (“1st PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”).

The Company met the 1st PPP loan forgiveness requirements and on August 7, 2021, applied for forgiveness. On Aug 17, 2021, the Company received the 1st PPP loan forgiveness approval from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $253,347.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (“2nd PPP”). The 2nd PPP was at terms similar to the 1st PPP. The Company met the 2nd PPP loan forgiveness requirements and received the 2nd PPP loan forgiveness approval from the lender on December 8, 2021 and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $93,413. For more information on PPP, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2022, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. GMP was invoiced by the clinical research organization for $0.5 million and. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023.

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), which January 2022 Note is convertible into shares of the Company’s Common Stock. GMP agreed to extend the date of maturity of the January 2022 Note to December 31, 2023.

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”.

The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one-year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

The total principal outstanding on GMP Notes, inclusive of accrued interest, was $4,659,781 and $4,069,781 as of December 31, 2022 and 2021, respectively.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2023.The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

During the year ended December 31, 2022, the Company recognized approximately $34,800 of interest expense on the August 2021 Investors notes of which approximately $16,000 are attributable to related parties. During the year ended December 31, 2021, the Company recognized approximately $16,000 of interest expense on the August 2021 Investors notes of which approximately $6,600 are attributable to related parties.

At December 31, 2022, and December 31, 2021, accrued interests on these convertible notes totaled approximately $49,040 and $14,260, respectively.

The outstanding balance on the note for the year ended December 31, 2022 was $747,539 including related party balance of $347,817. The outstanding balance on the note for the year ended December 31, 2021 was $714,288, including related party balance of $333,615.

November / December 2021 and March 2022 Financing

In November / December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total of 961,540 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.13 up to five years after issuance, as part of a finder’s fee agreement.

Further, in March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2022, this note is in Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

During the year ended December 31, 2022, the Company converted the Mast Hill convertible note into 4,025,000 shares of the Company’s Common Stock, which fully retired the convertible note during the second fiscal quarter of 2022. Such conversion resulted in a loss from debt conversion of approximately $0.1 million, which was recorded in other expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2022, the Company repaid the Talos Victory and First Fire convertible notes with the proceeds from the May 2022 Mast Hill convertible note. Such repayment resulted in a loss from debt extinguishment of approximately $258,100, which was recorded in other expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2022, the Company converted $68,250 of Blue Lake note and $30,000 of accrued interest into 1,428,571 shares of Common Stock and converted $190,000 of Fourth Man note into 2,764,286 shares of common stock.

As of December 31, 2022, and December 31, 2021, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	December 31, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon November 21	$-	$250,000
Talos Victory Convertible note, 12% coupon November 2021	-	250,000
First Fire Global Opportunities LLC Convertible note, 12% coupon, December 2021	-	250,000
Blue Lake Partners LLC Convertible note, 12% coupon, December 2021, inclusive of accrued interest	227,187	250,000
Fourth Man LLC Convertible note, 12% coupon December 2021, inclusive of accrued interest	112,500	250,000
Convertible notes, gross	$339,687	$1,250,000
Less: Debt discounts recorded	(500,000)	(1,250,000)
Amortization of debt discounts	500,000	76,994
Convertible notes, net of discounts	$339,687	76,994

The Company recorded amortization expense related to interest, debt discount, debt issuance costs, fair value allocated to the warrants and the beneficial conversion feature of approximately $1 million and $87,000 during the fiscal year ended December 31, 2022, and 2021, respectively. This expense included accrued interest of approximately $150,000 and $10,000 during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the Blue Lake and Fourth Man Notes are in default and, per the terms of the Notes, payable in cash. However, the Company has not received notification of default from the lender. The cross-default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of $68,000 on the unpaid notes and accrued interest thereon. The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

As of December 31, 2022, and December 31, 2021, Fourth Man convertible note, net of debt discount, consist of the following amounts:

	December 31, 2022	December 31, 2021

Fourth Man Convertible note, 12% coupon March 2023 inclusive of accrued interest	$340,959	$-
Debt discount amortization	(61,301)	-
Convertible notes, net	$279,658	-

The Company recorded amortization expense related to interest, debt discount, debt issuance costs, fair value allocated to the warrants and the beneficial conversion feature of approximately $250,000 and $0 during the year ended December 31, 2022, and 2021, respectively. This expense included accrued interest of approximately $90,000 and $0 during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, these notes were in technical default, due to cross default provision contained in the November / December 2021 Notes and payable in cash. As of the date of this Report, these notes are in default. However, the Company has not received notification of default from the lender. The cross-default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $68,000.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 302,500 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.  A portion of the proceeds were used to retire some of the November/December 2021 notes. The extinguishment of existing notes resulted in the recognition of approximately $258,100 in loss on extinguishment of debt in the consolidated statement of operations in the year ended December 31, 2022.

As of December 31, 2022, and December 31, 2021, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	December 31, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon May 2023, inclusive of accrued interest	$847,000	$-
Convertible notes, gross	$847,000	$-
Less Debt discount recorded	(605,000)	-
Amortization debt discount	333,119	-
Convertible notes, net	$575,119	$-

The Company recorded amortization expense related to interest, debt discount, debt issuance costs, fair value allocated to the warrants and the beneficial conversion feature of approximately $500,000 during the years ended December 31, 2022, and 2021, respectively, including the guaranteed twelve-month coupon and earned in full at issuance date. This expense included accrued interest of approximately $240,000 and $0 during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, and as of the date of this Report, these notes are in technical default due to the cross-default provision contained in the November / December 2021 Notes and payable in cash. However, the Company has not received notification of default from the lender. The cross-default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $169,000.

June 2022 Mast Financing

In June 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of common stock of the Company (“June 2022 Blue Lake Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 83,750 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes.

As of December 31, 2022, and December 31, 2021, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	December 31, 2022	December 31, 2021

Blue Lake Convertible note, 12% coupon June 2023, inclusive of accrued interest	$469,000	$-
Convertible notes, gross	$469,000	$-
Less Debt discount recorded	(332,748)	-
Amortization debt discount	173,941	-
Convertible notes, net	$310,193	$-

The Company recorded amortization expense related to interest, debt discount, debt issuance costs, fair value allocated to the warrants and the beneficial conversion feature of approximately $270,000 and $0 during the years ended December 31, 2022, and 2021, respectively, including the guaranteed twelve-month coupon and earned in full at issuance date. This expense included accrued interest of approximately $134,000 and $0 during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, these notes are in technical default due to cross default provision contained in November/December 2021 Notes and payable immediately. However, the Company has not received notification of default from the lender. The cross-default provision in the November / December 2021 and March 2022 notes requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of December 31, 2022, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	December 31, 2022
Short term advances from CFO – Related Party	$25,050
Short term advances – bridge investors & others	245,000
Short term advance – Autotelic Inc. – Related Party	120,000
$390,050

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. During the year ended December 31, 2020, the Company’s CFO had provided a short-term advance of $25,000, which was repaid during the year ended December 31, 2021. $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 was outstanding at December 31, 2022.

During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. Approximately $245,000 was outstanding as short-term advances to bridge investors as of December 31, 2022.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company. During the year ended December 31, 2022, Autotelic provided an additional $100,000 short term loan to the company and as such, $120,000 was outstanding and payable to Autotelic at December 31, 2022.

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

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyzed our investment and determined that such investment was not considered a VIE, which would require consolidation because the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million, recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the consolidated statements of operations during the year ended December 31, 2022.

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of December 31, 2022, the JV had approximately $22.8 million in assets, not including GMP Bio’s capital subscriptions of approximately $23 million; recorded approximately $1.0 million in liabilities and incurred approximately $5.6 million in operational expenses. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of December 31, 2022, the Company does not believe the fair value of the JV has changed and hence has not recorded a change in value.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 2021, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As of December 31, 2022, and 2021, debt recorded under the JH Darbie Financing, net of debt discounts, consist of the following amounts:

	December 31, 2022	December 31, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$2,342,064	$2,353,253
Subscription agreements – related party	125,547	109,046
Total convertible promissory notes	$2,466,611	$2,462,299

The Company incurred approximately $0.64 million of issuance costs, including legal costs of approximately $39,000, that are incremental costs directly related to the issuance of the various instruments bundled in the offering. As of the date of this Report, the PPM notes are in default.

Concurrently with the sale of the Units, JH Darbie was granted, for nominal consideration, a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

The terms of convertible notes are summarized as follows:

■	Term: Through March 31, 2023.
■	Coupon: 16%.
■	Convertible at the option of the holder at any time in the Company’s Common Stock or Edgepoint Common Stock.
■	The conversion price is initially set at $0.18 per share for the Company’s Common Stock or $1.00 for Edgepoint Common Stock, subject to adjustment.

The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument’s initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. The Company recorded aggregate non-controlling interests of approximately $1 million in Edgepoint. Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets.

As of the multiple closings of the Company, during the six months ended June 30, 2021, under the private placement memorandum with JH Darbie, the estimated volume weighted grant date fair value of approximately $0.21 per share associated with the warrants to purchase up to 2,035,000 shares of common stock issued in this offering, or a total of approximately $0.7 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

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

The Company reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different as of September 30, 2022, and, accounted for the transaction as a debt extinguishment. The loss is recognized equal to the difference between the net carrying amount of the original debt and the fair value of the modified debt instrument.

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of $90,737 and $1,229,865 for the fiscal years ended December 31, 2022, and 2021 respectively, which is included in interest expense in the statements of operations.

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

Expenses related to the MSA were approximately $60,000 and $280,000 for the years ended December 31, 2022 and 2021, respectively. Amounts outstanding at the end of the year 2022 and 2021 were approximately $225,000 and $270,000, respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2021 Annual Report on Form 10-K filed with SEC on April 15, 2022

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. As such the Company owed $20,000 for the short-term loan as of December 31, 2021. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company. During the year ended December 31, 2022, Autotelic provided an additional $100,000 short term loan to the company and as such, $120,000 was outstanding and payable to Autotelic at December 31, 2022.

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

No expense was recorded during the year ended December 31, 2022, or 2021, respectively, related to this Agreement.

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

The Company recorded an expense of $75,000 during the year ended December 31, 2022 related to this Agreement as compared to $215,000 during the same period in 2021. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

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

During the year ended December 31, 2022, the Company sold a total of 1,300,000 shares of Common Stock at prices ranging from $0.09 and $0.25 for total gross proceeds of approximately $0.2 million, net of issuance costs.

During the year ended December 31, 2021, the Company sold a total of 3,435,000 shares of Common Stock at prices ranging from $0.09 and $0.23 for total net proceeds of approximately $420,000.

NOTE 10 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the year ended December 31, 2022

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

In December 2022, Fourth Man converted $0.05 million of their debt of approximately $0.1 million. In connection with the Note conversion, the Company issued 1,428,571 shares of Common Stock to Fourth Man.

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

As of December 31, 2022, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the year ended December 31, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Granted and vested during the year*	9,100,000	0.10
Outstanding and exercisable at December 31, 2022	25,690,261	$0.23

*	Includes 7,280,000 options that have been considered as vested, pending approval by the Board of Directors of the Company.

		Weighted
For the year ended December 31, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	3,941,301	$0.78
Granted during the year, fully vested	12,652,761	0.15
Expired or cancelled	(1,442)	19.80
Outstanding at December 31, 2021	16,592,620	$0.30

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.01 to 0.15	16,250,000	9.16	$0.12	6,057,500
0.16	5,502,761	8.5	0.16	5,502,761
0.22	1,750,000	3.3	0.22	1,750,000
0.38	900,000	2.6	0.38	900,000
0.73	762,500	2.3	0.73	762,500
1.37	150,000	0.5	1.37	150,000
1.43	300,000	2.4	1.43	300,000
15.00	75,000	2.4	15.00	75,000
	25,690,261	8.0	$0.30	15,497,761

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled approximately $0 and was based on the Company’s closing stock price of $0.05 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2022, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2022 are considered vested. The vesting criteria for 7,280,000 options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements.

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. The incentive stock options and the restricted stock awards approved for the Company’s executive officers were granted and issued in July 2021. The Company issued an aggregate of 1,257,952 of its common shares in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to all its employees, including the awards due to the CEO, CFO, the prior CTO and Saran Saund, the Chief Business Officer of the Company. Further, the Company issued all its employees, including the CEO and CBO and consultants 4,325,000 performance-based stock options that would vest over two tranches subject to certain corporate goals being achieved, of which none have vested as of December 31, 2021. In addition, the Company granted its Board of Directors and certain consultants, 2,825,000 stock options, which for the Board of Directors vest over 5 quarters commencing the quarter ended September 30, 2021. All the options granted to the Board members have vested as of December 31, 2022.

The Company granted 9.1 million stock options to its employees during the year ended December 31, 2022. 20% of the options vested immediately and the balance shall vest upon achievement of certain corporate and individual milestones, which are currently being evaluated. At December 31, 2022, the Company estimated the fair value of the options issued based on assumptions used in the Black-Scholes valuation model. The options resulted in an aggregate fair value of approximately $0.5 million. The key valuation assumptions used of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants:

Strike price	$0.10
Expected Term	1 year
Expected volatility	95.5%
Risk-free interest rates	3.12%
Dividend yields	0.00%

The Company amortized approximately $0.9 million of stock compensation expense during the year ended December 31, 2022 on the 2021 and 2022 grants. The Company recorded $0.9 million of similar expense during the same periods of 2021 respectively.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2022 and 2021, respectively are summarized as follows:

	Shares	Weighted Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the year ended December 31, 2022	38,623,816	0.15-0.20
Exercised / cancelled during the year ended December 31, 2022	(10,865,385)	0.13-0.20
Outstanding at December 31, 2022	81,072,855	$0.18

		Weighted-
For the year ended December 31, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	18,702,500	$0.20
Issued during the year ended December 31, 2021	34,611,924	0.13-0.20
Outstanding at December 31, 2021	53,314,424	$0.20

The following table summarizes information about warrants outstanding and exercisable at December 31, 2022:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.20	42,737,500	0.25	$0.20	42,737,500
0.13	961,539	3.90	0.13	961,539
0.15	33,000,066	1.25	0.15	33,000,066
0.20	4,373,750	4.24-4.48	0.20	4,373,750
	81,072,855	0.92	$0.18	81,072,855

NOTE 12 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2022 and 2021 are as follows in thousands:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Stock-based compensation	$2,575	$1,164
Assets	2,752	5,736
Liability accruals	323	361
R&D Credit	1,372	4,792
Capital Loss	528	528
Deferred state tax	(2,146)	(2,246)
Net operating loss carry forward	53,456	57,343
Total gross deferred tax assets	58,860	67,678
Less - valuation allowance	(58,860)	(67,678)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $58.9 million and $67.7 million as of December 31, 2022 and 2021, respectively, which primarily relate to net operating loss carryforwards.

As of December 31, 2022 and 2021, the Company had gross federal net operating loss carryforwards of approximately $222.1 million and $236.1 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be unlikely.

At December 31, 2022 and 2021, the Company had California state gross operating loss carry-forwards of approximately $77.2 and $76.3 million, which will expire in various amounts from 2028 through 2040. At December 31, 2022, all the Company’s federal research and development tax credits of approximately $3.3 million, from prior years, expired in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

The Company identified its federal and California state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2018 through 2021. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

Other claims

From time to time, the Company may become involved in certain claims arising in the ordinary course of business. One of the Company’s ex-employees has made a breach of employment contract claim against the Company. The Company and its legal counsel are evaluating the validity of the claim, as the Company believes that such claim has limited merits and is hopeful to attain a positive outcome for such claim. Since the Company and its legal counsel are still evaluating the claim, we are unable to quantify the amount such claim would be settled at, if at all settled.

NOTE 14 – SUBSEQUENT EVENTS

Blue Lake conversion

In February 2023, the Company partially converted $ 71,750 of Blue Lake Note into 1,025,000 shares of Common Stock.

March 2022 Note

As of the date of this Report, the March 2022 Note with Fourth Man is in default, as it was due to be paid at the end of March 2023. As such, the May and June 2022 Notes with Mast Hill and Blue Lake are also in technical default due to the cross-default provisions contained in those Notes. These are now available for conversion to shares of Common Stock of the Company.

J. H. Darbie PPM Notes

As of the date of this Report, the JH Darbie PPM Notes are in default as these notes were to be paid at the end of March 2023.The Company is in discussion with JH Darbie to close out these notes. The Company is fairly confident a resolution should be reached to resolve the matter.

Claim

The Company is disputing a judgement of $20,000 for a non-payment to a service provider. The Company considers the claim to be immaterial to the financial position of the Company.

