Form 10-K/A
period 2022-12-31
Oncotelic Therapeutics, Inc.
filed 2023-04-20
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Oncotelic Therapeutics, Inc. (the “Company”) is refiling this Annual Report on Form 10-K (the “Revised Form 10-K”) solely to correct a clerical error in the Annual Report on Form 10-K previously filed on April 14, 2023 (the “Original Form 10-K”). The clerical error was the Report of Independent Registered Public Accounting Firm filed with the Original Form 10-K only referred to the consolidated financial statements as of and for the year ended December 31, 2022. A revised Report of Independent Registered Public Accounting Firm is included herein and covers the consolidated financial statements as of and for the years ended December 31, 2022 and 2021.

No attempt has been made in this Revised Form 10-K to otherwise modify or update the other disclosures presented in the Original Form 10-K. This Revised Form 10-K does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after April 14, 2023) or modify or update those disclosures as may be affected by subsequent events. Such subsequent event matters shall be appropriately addressed in subsequent reports filed with the Securities and Exchange Commission. Accordingly, this Revised Form 10-K should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission. To further clarify, the Revised Form 10-K has only been modified for the following (1) the approval by the Directors and Officers permitting the filing as of the date of the filing (2) the revised Report of Independent Registered Public Accounting Firm and (3) the certifications from the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the introductions to each of the certifications from the Company’s CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley, each of which we have refiled as exhibits hereto and are dated as of the date of this filing.

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

Date: April 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of the	April 19, 2023
Vuong Trieu, Ph. D.	Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial	April 19, 2023
Amit Shah	and accounting officer)

/s/ STEVEN KING	Director	April 19, 2023
Steven King

/s/ ANTHONY MAIDA	Director	April 19, 2023
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

