Form 10-Q
period 2023-03-31
Oncotelic Therapeutics, Inc.
filed 2023-05-22
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 16, 2023, there were 396,338,733 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$190,435	$241,452
Restricted cash	20,000	$20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	2,520	21,964

Total current assets	232,703	303,164

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	12,071,376	12,071,376
Investment in GMP Bio at fair value	22,640,521	22,640,519
Total assets	$36,046,360	$36,116,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,550,301	$2,510,864
Accounts payable to related party	343,001	332,432
Contingent consideration	2,625,000	2,625,000
Derivative liability on Notes	218,036	198,140
Convertible and short-term debt, net of costs	10,486,512	10,091,923
Convertible debt and short-term debt, related party, net of costs	1,373,716	1,165,048

Total current liabilities	17,596,566	16,923,407

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 392,871,880 and 391,846,880 issued and outstanding, respectively	3,928,719	3,918,469
Additional paid-in capital	40,956,382	41,416,632
Accumulated deficit	(26,139,062)	(25,926,069)
Total Oncotelic Therapeutics, Inc. stockholders’ equity	18,746,039	19,409,032
Non-controlling interests	(296,245)	(215,620)

Total stockholders’ equity	18,449,794	19,193,412
Total liabilities and stockholders’ equity	$36,046,360	$36,116,819

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2023 and 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses:
Research and development	$65,916	$580,297
General and administrative	198,200	3,763,909
Total operating expenses	264,116	4,344,206

Loss from operations	(264,116)	(4,344,206)
Other income (expense):
Interest expense, net	(394,278)	(297,464)
Reimbursement for expenses - related party	72,246	-
Change in fair value of derivative on debt	(19,896)	(190,841)
Loss on extinguishment / conversion of debt	-	(257,810)
Total other expense	(341,928)	(746,115)
Net loss before non-controlling interests	(606,044)	(5,090,321)
Net loss attributable to non-controlling interests	(80,625)	(240,540)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(525,419)	$(4,849,781)

Basic and diluted net loss per share attributable to common stock	$(0.00)	$(0.01)
Basic and diluted weighted average common stock outstanding	392,359,380	377,392,785

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	-	$-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
ASU 2020-06 adoption					$(521,749)	$312,426		$(209,323)
Common shares issued upon partial conversion of debt	-	-	1,025,000	10,250	61,499		-	$71,749
Net loss	-	-				(525,419)	(80,625)	$(606,044)
Balance at March 31, 2023	-	$-	392,871,880	$3,928,719	$40,956,382	$(26,139,062)	$(296,245)	$18,449,794

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants	-	-	3,041,958	30,420	(30,420)			$-
Common shares issued for cash			300,000	3,000	48,805			$51,805
Stock compensation expense					297,360			$297,360
Warrants issued in connection with note extension					2,905,316			$2,905,316
Net loss	-	-				(4,849,781)	(240,540)	$(5,090,321)
Balance at March 31, 2022	-	$-	378,630,104	$3,786,301	$38,444,903	$(35,870,831)	$(37,782)	$6,322,591

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(606,044)	$(5,090,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based cost on issuance of warrants	-	2,874,895
Amortization of debt discount and deferred financing costs	166,434	176,659
Amortization of intangible assets	-	12,841
Stock-based compensation	-	297,360
Change in fair value of derivative	19,896	190,841
Loss on debt conversion	-	257,810
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,444	(1,904)
Accounts payable and accrued expenses	134,590	364,500
Accounts payable to related party	14,663	(45,349)
Net cash used in operating activities	(251,017)	(962,668)

Cash flows from financing activities:

Proceeds from sales of common stock	-	51,805
Proceeds from convertible debt related to joint venture	-	500,000
Proceeds from short-term loan, other	200,000	-
Repaid of short-term loans, others	-	(60,000)
Net cash provided by financing activities	200,000	491,805

Net increase (decrease) in cash	(51,017)	(470,863)

Cash - beginning of period	261,452	588,769
Cash - end of period	$210,435	$117,906

Supplemental cash flow information:
Cash paid for:
Interest paid	$99,814	$100,882
Income taxes paid	$-	$-
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$71,749	$721,064

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”), a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV will also be sponsoring many investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. The Company is working with the Biomedical Advanced Research and Development Authority to conduct an observational study to evaluate the effects of long Covid-19 and has been provided a grant of up to $0.75 million for the study. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2022 Annual report on Form 10-K/A filed with the SEC on April 19, 2023.

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022 to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the year ended December 31, 2022. For more information on the JD Darbie financing, refer to Note 7 of these unaudited Notes to the Consolidated Financial Statements.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post-effective amendment was found effective by the SEC on May 6, 2022. Since the EPL was made effective in June 2021 till December 31, 2022, the Company has directed Peak One, on multiple occasions, for an aggregate of 4.7 million shares of Common Stock for aggregate net cash proceeds of approximately $0.6 million. The Company filed a new post-effective amendment in April 2023 and the new post-effective amendment was found effective on April 25, 2023. The Company also filed a final form 424b3 Prospectus with the SEC on May 2, 2023. For more information on the EPL, refer to Note 9 of the Notes to the Consolidated Financial Statements.

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

November/December 2021 and March Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), which Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). As of December 31, 2022, this note is in default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of March 31, 2023, this note is in default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes.

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

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million.

For more information on the GMP debt financing, refer to Note 5 of the unaudited Notes to the Consolidated Financial Statements.

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

For more information on the JV, refer to Note 6 of the unaudited Notes to the Consolidated Financial Statements.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $26.1 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $17.4 million at March 31, 2023, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2023 of approximately $0.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash

As of March 31, 2023 and December 31, 2022, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2023 and December 31, 2022.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of March 31, 2023. No similar investments were held by the Company at March 31, 2022:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
March 31, 2023

Investment in GMP Bio (equity securities)	$22,640,521	$-	$-	$22,640,521
Total	$22,640,521	$-	$-	$22,640,521

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of March 31, 2023. The Company did not own similar long-term investments as of March 31, 2022.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at March 31, 2023 and December 31, 2022, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2023 and 2022, respectively:

	March 31, 2023 Conversion Feature	March 31, 2022 Conversion Feature
Balance at January 1, 2023 and 2022	$198,140	$340,290
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	-
Change in fair value	19,896	190,841

Balance at March 31, 2023 and 2022	$218,036	$531,131

As of March 31, 2023 and 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2023 and 2022:

	March 31, 2023 Key Assumptions for fair value of conversions	March 31, 2022 Key Assumptions for fair value of conversions
Risk free interest	4.64%	0.17% to 0.52%
Market price of share	$0.05	$ 0.22 to 0.36
Life of instrument in years	0.01	0.81 to 1.1
Volatility	142.5%	94.4 to 148.8%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2023 and March 31, 2022, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the three months ended March 31, 2023 or 2022, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended March 31, 2023 and 2022, respectively, no equivalent shares of the Common Stock were excluded as the company has a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2023 and 2022, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2023 and year ended December 31, 2022, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three months ended March 31, 2022, we derecognized the intangibles of $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three months ended March 31, 2023, no impairment was recognized towards goodwill. For the year ended December 31, 2022, we recorded an impairment loss of approximately $4.1 million on our goodwill and derecognized the goodwill of $4.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At March 31, 2023 and December 31, 2022, the Company identified EdgePoint to be the Company’s sole VIE. At March 31, 2023 and December 31, 2022, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at March 31, 2023 and December 31, 2022, respectively.

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

The Company elected the fair value option under the fair value option Subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the company

Embedded debt costs in convertible debt instruments

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2023.

The Company evaluated the effects of the accounting models that separate the embedded conversion features under our current and potentially future debt instruments. Since many of the Company’s debt instruments have embedded conversion features and being able to adopt a simplified accounting method under ASU 2020-06, the Company elected to adopt ASU 2020-06 with effect from January 1, 2023, on our current, and potentially future, debt instruments.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2023 and as of the three months ended March 31, 2023, the Company recorded approximately $0.5 million as a reduction to the additional paid in capital and added approximately $0.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 - ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2022, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2022. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $4.1 million during the year ended December 31, 2022. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of March 31, 2023, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the three months ended March 31, 2023.

A summary of our goodwill as of March 31, 2023 and December 31, 2022 is shown below:

	March 31, 2023	December 31, 2022
Balance at beginning of the year	$12,071,376	$21,062,455
Less: Derecognition upon recording of gain on non-financial asset	-	(4,880,000)
Less;: Goodwill impairment due to market capitalization	-	(4,111,079)

Balance at the end of the period	$12,071,376	$12,071,376

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

Assignment and Assumption Agreement with Autotelic, Inc.

In April 2018, Oncotelic Inc. entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Autotelic Inc., an affiliate company, and Autotelic LLC, an affiliate company, pursuant to which Oncotelic acquired the rights to all intellectual property (“IP”) related to a patented product. As consideration for the Assignment Agreement, Oncotelic Inc. issued 204,798 shares of its Common Stock for a value of $819,191. The Assignment Agreement also provides that Oncotelic Inc. shall be responsible for all costs related to the IP, including development and maintenance, going forward. After the formation of the JV with Dragon, the costs of development and maintenance are now the responsibility of the JV.

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

The following table summarizes the balances as of March 31, 2023 and December 31, 2022, of the intangible assets acquired, their useful life, and annual amortization:

	March 31, 2023	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$-
Intangible asset – Capitalization of license cost	-
-
Less Accumulated Amortization	-
Less: Derecognition of carrying value upon transfer of non-financial asset	-
Total	$-

	December 31, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191
Intangible asset – Capitalization of license cost	190,989
	1,010,180
Less Accumulated Amortization	(201,180)
Less: Derecognition of carrying value upon transfer of non-financial asset	(809,000)
Total	$-

Amortization of identifiable intangible assets for the three months ended March 31, 2023 and 2022 was $0 and $12,841, respectively. Upon the non-financial sale of our asset as contribution to our equity method investment of approximately $0.8 million, we derecognized the balance of the carrying value of our intangibles in accordance with our policy and authoritative accounting guidance.

There will be no future yearly amortization expense related to our intangibles.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The Company evaluated the qualitative conditions to see if the asset was impaired and concluded that the assets were not impaired. The balance of IPR&D as of March 31, 2023 and December 31, 2022 was $1,101,760. For more information on the IPR&D, please refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2023	December 31, 2022

Accounts payable	$1,768,793	$1,735,764
Accrued expense	781,508	775,100
	$2,550,301	$2,510,864

	March 31, 2023	December 31, 2022

Accounts payable – related party	$343,001	$332,432

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2023, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	March 31,	December 31,
	2023	2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	125,208	123,958
5% Convertible note payable – Related Party	291,858	288,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	291,378	288,253
5% Convertible note payable – CEO, CTO* & CFO – Related Parties	95,483	94,457
5% Convertible note payable – Bridge Investors	195,622	193,522
	999,549	988,923

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	270,677	267,553
5% Convertible note – Bridge investors	404,392	399,722
5% Convertible note – CFO – Related Party	81,204	80,266
	756,273	747,541

JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,449,408	2,441,471
16% Convertible Notes – CEO – Related Party	125,000	124,547
	2,574,408	2,566,018

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	627,550	619,345

Debt for Clinical Trials – GMP
2% Convertible Notes – GMP	4,682,193	4,659,782

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,191,377	885,312

Other Debt
Short term debt – Bridge investors	245,000	245,000
Short term debt from CFO – Related Party	25,050	25,050
Short term debt – Autotelic Inc– Related Party	320,000	120,000
	590,050	390,050
Accrued interest	38,828	-
Total of convertible debentures & notes and other debt	$11,860,228	11,256,971

Convertible Debentures

As of March 31, 2023, the Company had a derivative liability of approximately $218,000 and recorded a change in fair value of approximately $19,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financings

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO (the “Trieu Note”) and a Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled approximately $0 and $14,620 for the three months ended March 31, 2023 and 2022, respectively. Total unamortized discount on this note was approximately $0 as of March 31, 2023, and December 31, 2022.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 and $3,300 for the three months ended March 31, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of December 31, 2022.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 and $5,000 for the three months ended March 31, 2023, and 2022, respectively. Total unamortized discount on this note was $0 as of March 31, 2023, and December 31, 2022.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, then Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two accredited investors.

There was no activity during the three months ended March 31, 2023 and 2022. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of March 31, 2023, and December 31, 2022.

Further, the Company recorded interest expense of $10,625 on these Fall 2019 Notes for the three months ended March 31, 2023, and 2022, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of March 31, 2023, and December 31, 2022, was $999,549 and $988,924, respectively. For more information on the Fall 2019 Notes, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

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

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of March 31, 2023, GMP was invoiced by the clinical research organization for $1.5 million. Till date, GMP paid the clinical trial organization the $1.0 million.

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

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.7 million both as of March 31, 2023, and December 31, 2022, respectively.

During the quarter ended March 31, 2023, and 2022, the Company incurred approximately $22,400 and $21,340 of interest expense respectively.

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

During the quarter ended March 31, 2023, the Company recognized approximately $8,730 of interest expense on the August 2021 Investors notes, of which approximately $4,060 are attributable to related parties.

During the quarter ended March 31, 2022, the Company recognized approximately $5,700 of interest expense on the August 2021 Investors notes, of which approximately $2,670 are attributable to related parties.

At March 31, 2023, and December 31, 2022, accrued interests on these convertible notes totaled approximately $57,770 and $49,040, respectively.

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

Further, in March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of March 31, 2023, this note is in default, however, Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

As of March 31, 2023, and December 31, 2022, convertible notes under the November/December 2021 Financing, net of debt discount, consist of the following amounts:

	March 31, 2023	December 31, 2022

Blue Lake Partners LLC Convertible note, 16% coupon, December 2021 (In default and inclusive of accrued interest)	234,458	227,817
Fourth Man LLC Convertible note, 16% coupon December 2022 (In default and inclusive of accrued interest)	114,900	112,500
Convertible notes, gross	$349,358	$339,687
Less: Debt discount recorded	(500,000)	(500,000)
Amortization debt discount	500,000	500,000
Convertible notes, net	$349,358	$339,687

The Company recognized approximately $9,700 and $48,000 of interest during the three months ended March 31, 2023, and 2022, respectively. The balance of accrued interest was approximately $107,600 and $97,900 as of March 31, 2023, and December 31, 2022, respectively.

The Company recognized approximately $0 and $309,500 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature (“BCF”) during the three months ended March 31, 2023 and 2022, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $0.3 million for the three months ended March 31, 2023, and 2022, which is included in interest expense in the consolidated statements of operations. In May 2023, Blue Lake converted the entire balance of their December 2021 Note, inclusive of interest and penalty, of approximately $242,000 for 3,466,853 shares of our Common Stock.

The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the two notes at maturity date, the Company accrued approximately $68,000 resulting from this default feature, which is included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, and December 31, 2022, Fourth Man convertible note, net of debt discount, consist of the following amounts:

	March 31, 2023	December 31, 2022

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest	$278,193	$340,959
Unamortized debt discount	-	(61,301)
Convertible notes, net	$278,193	279,658

Accrued interest was approximately $68,000 and $28,000 at March 31, 2023 and December 31, 2022, respectively. The Company recognized approximately $7,200 and $0 of interest during the three months ended March 31, 2023, and 2022, respectively. The Company recognized approximately $35,813 and $0 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, and December 31, 2022, the balance of the unamortized debt discount was $0 and $61,301, respectively. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

During the three months ended March 31, 2023, the Company converted $40,000 in principal and $30,000 in accrued interest into 1,025,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at maturity date, the Company accrued an additional approximately $68,000 resulting from this default feature. In addition, the May and June 2022 Notes with Mast Hill and Blue Lake are also in technical default due to the cross-default provisions contained in those Notes. These are now available for conversion to shares of Common Stock of the Company.

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

As of March 31, 2023, and December 31, 2022, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	March 31, 2023	December 31, 2022

Mast Hill Convertible note, 16% coupon May 2023, inclusive of accrued interest	$847,000	$847,000
Convertible notes, gross	$847,000	$847,000
Less Debt discount recorded	(605,000)	(605,000)
Amortization debt discount, net of reversal of original and unamortized BCF	509,261	333,119
Convertible notes, net	$751,261	$575,119

Accrued interest was $72,600 as of March 31, 2023 and December 31, 2022, which is the guaranteed twelve-month coupon and earned in full at issuance date.

The Company recognized approximately $89,997 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, these notes are in technical default due to the cross-default provision contained in the November / December 2021 Notes and payable in cash. However, the Company has not received notification of default from the lender. The cross-default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $169,000.

Effective January 1, 2023, the Company adopted ASU 2020-06, which resulted in the reversal of the original BCF amount to additional paid in capital for approximately $0.2 million, a reversal of the unamortized debt discount related to the BCF for approximately $0.1 million, with the balance of approximately $0.1 million being recorded through retained earnings.

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

As of March 31, 2023 and December 31, 2022, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	March 31, 2023	December 31, 2022

Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest	$469,000	$469,000
Convertible notes, gross	$469,000	$469,000
Less Debt discount recorded	(332,748)	(332,748)
Amortization debt discount, net of reversal of original and unamortized BCF	303,864	173,941
Convertible notes, net	$440,116	$310,193

The Company recognized approximately $32,234 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three months ended March 31, 2023, and 2022, respectively. The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings. As of March 31, 2023, these notes are in technical default due to cross default provision contained in November/December 2021 Notes and payable immediately. However, the Company has not received notification of default from the lender. The cross-default provision in the November / December 2021 and March 2022 notes requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of March 31, 2023 compared to December 31, 2022, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	March 31, 2022	December 31, 2022
Short term advance from CFO – Related Party	$25,050	$25,050
Short term advances – bridge investors & others	245,000	245,000
Short term advance – Autotelic Inc. – Related Party	320,000	120,000
	$590,050	$390,050

During the year ended December 31, 2021, the Company’s CFO provided short term advances of approximately $45,000. Of that amount, $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 was outstanding at March 31, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. Approximately $245,000 was outstanding as short-term advances to bridge investors as of March 31, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the quarter ended March 31, 2023 Autotelic provided $200,000 short term loan to the Company. As such, $320,000 was outstanding and payable to Autotelic at March 31, 2023.

NOTE 6 – JOINT VENTURE WITH GMP BIO AND AFFILIATES, EQUITY METHOD INVESTMENT

On March 31, 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). For more information on the JV, JVA, and Agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of March 31, 2023, the JV had approximately $22.7 million in assets, not including GMP Bio’s capital subscriptions of approximately $21 million; recorded approximately $0.5 million in liabilities and incurred approximately $1.6 million in operational expenses. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of March 31, 2023, the Company does not believe the fair value of the JV has changed and hence has not recorded a change in value.

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

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 2021 the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As March 31, 2023 and December 31, 2022 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	March 31, 2023	December 31, 2022
Convertible promissory notes
Subscription agreements - accredited investors	$2,449,408	$2,441,471
Subscription agreements – related party	125,000	124,547
Total convertible promissory notes	$2,574,408	$2,566,018

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

For more information on the private placement, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 17, 2023.

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $8,400 and approximately $31,000 for the three months ended March 31, 2023 and March 31, 2022 respectively, which is included in interest expense in the statements of operations. As of March 31, 2023, the JH Darbie PPM Notes are in default as these notes were to be paid at the end of March 2023. The Company is in discussion with JH Darbie to close out these notes. While the Company is fairly confident a resolution should be reached to resolve the matter, however, the resolution may or may not be on terms favorable to the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly-owned by the Company’s CEO Vuong Trieu, Ph.D. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The Company had minimally used the services under the MSA since the formation of the JV with Dragon. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were approximately $11,000 for the three months ended March 31, 2023 as compared to approximately $66,000 for the same period of 2022.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2022 Annual Report on Form 10-K filed with SEC on April 15, 2022.

Notes Payable and Short-Term Loan – Related Parties

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

In May 2021, Autotelic provided a short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company. During the year ended December 31, 2022, Autotelic provided $100,000 short term loan to the company. In 2023 Autotelic provided an additional short-term loan of $200,000 and as such, $320,000 was outstanding and payable to Autotelic at March 31, 2023.

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

No expense was recorded during the three months ended March 31, 2023 and 2022, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the three months ended March 31, 2023 related to this Agreement as compared to $75,000 during the same period in 2022. Effective April 1, 2022, Dr Maida’s compensation is being borne under the JVA with GMP Bio.

NOTE 9 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 26, 2022, and the Form S-1 was declared effective on May 6, 2022. The Company filed the prospectus in this connection on May 11, 2022. Further, the Company filed a second post-effective amendment Registration Statement on Form S-1 with the Commission on April 19, 2023, and the Form S-1 was declared effective on April 25, 2023. The Company filed the prospectus in this connection on May 2, 2023.

During the three months ended March 31, 2023, the Company did not sell any shares of Common Stock under the EPL.

During the three months ended March 31, 2022, the Company sold a total of 300,000 shares of Common Stock at $0.17, for total net proceeds of approximately $52 thousand.

NOTE 10 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the three months ended March 31, 2023

In February 2023, Blue Lake partially converted $71,750 of their debt. In connection with the partial Note conversion, the Company issued 1,025,000 shares of Common Stock to Blue Lake.

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

As of December 31, 2022, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the three months ended March 31, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.30
Expired or cancelled	-	-
Outstanding at March 31, 2023	25,690,261	$0.30
Exercisable at March 31, 2023	15,497,761	$0.10

		Weighted
For the three months ended March 31, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Outstanding at March 31, 2022	16,590,261	$0.30

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2022 can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 19, 2023.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2023:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.01 to 0.15	16,250,000	8.9	$0.12	6,057,500
0.16	5,502,761	8.3	0.16	5,502,761
0.22	1,750,000	3.1	0.22	1,750,000
0.38	900,000	2.4	0.38	900,000
0.73	762,500	2.0	0.73	762,500
1.37	150,000	0.25	1.37	150,000
1.43	300,000	2.2	1.43	300,000
15.00	75,000	2.2	15.00	75,000
	25,690,261	7.8	$0.30	15,497,761

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of March 31, 2023, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2022 are considered vested. The vesting criteria for 7,280,000 options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The Company amortized $0 stock compensation expense during the three months ended March 31, 2023 on the 2021 and 2022 grants. The Company recorded $0.3 million of similar expense during the same periods of 2022.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For mor information on the warrant issuances, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023. The Company issued 10,576,924 warrants related to the November/December 2021 Notes (See Note 6). The fair value of these warrants on issue date amounted to $1,172,753 as calculated using a Black Scholes valuation model.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the three months ended March 31, 2023 and 2022, respectively are summarized as follows:

For the three months ended March 31, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the three months ended March 31, 2023	-	-
Exercised / cancelled during the three months ended March 31, 2023	-	-
Outstanding at March 31, 2023	81,072,855	$0.18

For the three months ended March 31, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the three months ended March 31, 2022	33,000,066	0.15-0.20
Exercised / cancelled during the three months ended March 31, 2022	(5,769,231)	0.13
Outstanding at March 31, 2022	80,545,259	$0.18

The following table summarizes information about warrants outstanding and exercisable at March 31, 2023:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.20	42,737,500	-	$0.20	42,737,500
0.13	961,539	3.71	0.13	961,539
0.15	33,000,066	1.0	0.15	33,000,066
0.20	4,373,750	4.0-4.23	0.20	4,373,750
	81,072,855	0.92	$0.18	81,072,855

NOTE 12 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 19, 2023.

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

Third Party Service Provider Claim

The Company is disputing a judgement of $20,000 for a non-payment to a third service provider. The Company considers the claim to be immaterial to the financial position of the Company.

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

NOTE 14 – SUBSEQUENT EVENTS

Post-effective amendment of the EPL

The Company filed a new post-effective amendment in April 2023 and the new post-effective amendment was found effective on April 25, 2023. The Company also filed a final form 424b3 Prospectus with the SEC on May 2, 2023.

Share Issuance

In May 2023, Blue Lake converted the full balance of approximately $0.2 million, inclusive of interest and penalty, of their December 2021 Note in exchange for 3,466,853 shares of our Common Stock.

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
●

building and the success of our nanoparticle platform and the related success of launching the platform the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable

Readers are urged to carefully review and consider the various disclosures made by us in this report, our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023 and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware corporation, for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late-stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for manufacturing, COVID-19 and other AI technologies. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million. $3.5 million of this amount was to fund the COVID-19 trial in Latin America and the rest was to debt to fund our operations till the culmination of the JV.

For more information on the GMP debt financing and the JV, refer to Notes 5 and 6 of the unaudited Notes to the Consolidated Financial Statements.

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

In consideration for the financial support provided to GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement), GMP was entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID-19 Field including profit sharing to be decided. For more information on the collaborations with GMP, refer to our 20212 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023. In March 2022, the Company entered into a JV transaction with Dragon to form GMP Bio, both entities being affiliates of GMP. Dragon and the Company will own in a / ratio, respectively, and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID-19 Field on a global basis, (ii) the GMP Agreement Products in the OT-101 Oncology Field in the territory set forth above, and if GMP so decides to include (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above.

In June 2020, the Company secured a $2 million in debt financing, evidenced by a one-year secured convertible note from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19. For more information and terms on the Note, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023 GMP has extended the maturity of the GMP Note to December 31, 2023, with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial. Similarly, in September 2021, the Company secured a further $1.5 million in debt financing

Between October 2021 and January 2022, the Company entered into two Unsecured Convertible Note Purchase Agreement with GMP, pursuant to which the Company raised a total of $1.0 million. The terms were the same as the June 2020 and September 2021 Notes. Such financings were utilized solely to fund the operations of the Company till the culmination of the JV.

For more information on the various notes with GMP, refer to Note 5 of this Quarterly Report.

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

In June 2021, the Company and the Investors agreed to extend the maturity date of the Notes from June 30, 2021 to March 31, 2022. In addition, the Company and JH Darbie identified an error in the Oncotelic Warrants and JH Darbie Financing documents which intended to have the investors purchase $50,000 of shares of Common Stock or Edgepoint Common Stock. However, the Company only issued 50,000 Oncotelic Warrants, with an aggregate exercise price of $10,000. The error was corrected by the Company and the Company issued to the Investors an aggregate of 20.0 million additional Oncotelic Warrants, and 2.0 million additional Oncotelic Warrants to J.H. Darbie, as placement agent. Each Investor was entitled to receive 200,000 additional Oncotelic Warrants for each Unit purchased.

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

November / December 2021 and March 2022 Financing

In November / December 2021 and March 2022, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. As of March 31, 2022, these notes are in default and payable immediately. However, the Company has not received notification of default from the lender. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total amount of 125,000 warrants as part of a finder’s fee agreement.

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

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2022, this note is in technical default due to cross default provision contained in November / December 2021 Notes. As of March 31, 2023, this note is in technical default due to cross default provision contained in November / December 2021 Notes. This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note. $35,000 of the First Fire Note was converted into 500,000 shares of Common Stock and the balance was repaid in cash.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of March 31, 2023, this note is in technical default due to cross default provision contained in November / December 2021 Notes. This note was utilized for corporate expenses.

Short-term loans

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 was outstanding at March 31, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. Approximately $245,000 was outstanding as short-term advances to bridge investors as of March 31, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the quarter ended March 31, 2023 Autotelic provided $200,000 short term loan to the Company. As such, $320,000 was outstanding and payable to Autotelic at March 31, 2023.

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

Results of Operations

A comparison of the Company’s operating results for the three months ended March 31, 2023 and 2022, respectively, is as follows.

	March 31, 2023	March 31, 2022	Variance
Operating expense:
Research and development	$65,916	$580,297	$(514,381)
General and administrative	198,200	3,763,909	(3,565,709)

Total operating expense	264,116	4,344,206	(4,080,090)
Loss from operations	(264,116)	(4,344,206)	4,080,090
Interest expense, net	(394,278)	(297,464)	(96,814)
Reimbursement for expenses – related party	72,246	-	72,246
Change in fair value of derivative on debt	(19,896)	(190,841)	170,945
Loss on debt conversion	-	(257,810)	257,810
Net income (loss) before controlling interests	$(606,044)	$(5,090,321)	$4,484,277

Net Loss

We recorded a net loss of approximately $0.6 million for the three months ended March 31, 2023 as compared to approximately $5.1 million for the three months ended March 31, 2022. The lower loss of approximately $4.5 million for the three months ended March 31, 2023 as compared to the same period of 2022 was primarily due to lower operational expenses of approximately $4 million, reimbursement for expenses from a related party of approximately $72 thousand, lower change in value of derivatives on debt by approximately $0.2 million, lower loss on extinguishment of debt of approximately $0.3 million and offset by approximately $0.1 million of higher interest expense.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The lower R&D cost was primarily related to lower compensation and operational costs, as these costs are now being borne by our JV since April 2022.

Now that we have formed a joint venture with GMP Bio, whereby we are able to transfer the responsibility of our drug development program related to OT-101 to the JV, we plan to increase research and development activities related to apomorphine, the initiation of new clinical trials for our other oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101 and Artemisinin for COVID-19 and other epidemics, and therefore believe that research and development expense may increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $3.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the decrease of approximately $2.8 million in stock compensation expense incurred in connection with issuance of warrants related to the JH Darbie financing, decrease of approximately $0.6 million in compensation costs and decrease of 0.1 million in legal & professional and other operating costs. A majority of the stock options granted during the three months ended March 31, 2022 were performance and milestone driven, which milestones were met upon the entering into the JV with Dragon and GMP Bio at the end of March 31, 2022.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.4 million for the three months ended March 31, 2023 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.3 million for the same period of 2022. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $0.1 million, by Autotelic Inc. a related party, during the three months ended March 31, 2023 for expenses incurred by the Company on behalf of our JV. No similar reimbursement was made during the same period of 2022.

Change in Value of Derivatives

During the three months ended March 31, 2023, we recorded a loss of approximately $20 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the three months ended March 31, 2022, we recorded a loss of $0.2 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the three months ended March 31, 2023, we did not record a loss on conversion or extinguishment of debt. During the three months ended March 31, 2022, we recorded a loss on conversion of debt of approximately $0.3 million related to the difference in fair value to the price at which the debt was converted.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2023	December 31, 2022
Cash	$210	$261
Working capital	(17,364)	(16,620)
Stockholders’ Equity	18,450	19,193

The Company has experienced net losses every year since inception and as of March 31, 2023 had an accumulated deficit of approximately $26.1 million. As of March 31, 2023, the Company had approximately $0.2 million in cash, and current liabilities of approximately $17.6 million. Of the approximately $17.6 million in current liabilities, including approximately $4.6 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Three month ended March 31,
	2023	2022
Net cash used in operating activities	$(251)	$(963)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	200	492
Increase (decrease) in cash	$(51)	$(471)

Operating Activities

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2023. This was due to the net loss of approximately $0.6 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of approximately $0.2 million and in operating assets and liabilities of approximately $0.2 million.

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

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $0.2 million primarily due to a short-term convertible loan from Autotelic Inc. of $0.2 million.

For the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, due to a receipt of cash from sale of shares under the EPA of approximately $0.1 million, a short-term convertible loan from GMP of $0.5 million, offset by repayments of debt of approximately $0.1 million.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2023 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is disputing a judgement of $20,000 for a non-payment to a third service provider. The Company considers the claim to be immaterial to the financial position of the Company.

Other claims

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

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 19, 2023 and other SEC filings. The risks described below and in our 2022 Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In February 2023, Blue Lake partially converted $71,750 of their debt and accrued interest. In connection with the partial Note conversion, the Company issued 1,025,000 shares of Common Stock to Blue Lake.

In May 2023, Blue Lake converted the entire balance of their December 2021 Note, inclusive of interest and penalty, of approximately $242,000 for 3,466,853 shares of our Common Stock.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1
10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.11	Amended and Restated By-Laws	8-K	05/19/2023	3.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the three months ended March 31, 2023 and 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	May 19, 2023

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 19, 2023

