Form 10-Q
period 2023-06-30
Oncotelic Therapeutics, Inc.
filed 2023-08-18
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-21990

Oncotelic Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

29397 Agoura Road Suite 107
Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

(650) 635-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	OTLC	N/A

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

As of August 11, 2023, there were 398,159,128 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$181,872	$241,452
Restricted cash	20,000	$20,000
Accounts receivable	18,976	19,748
Prepaid & other current assets	60,736	21,964

Total current assets	281,584	303,164

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	5,988,230	12,071,376
Investment in GMP Bio at fair value	22,640,519	22,640,519
Total assets	$30,012,093	$36,116,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,458,589	$2,510,864
Accounts payable to related party	343,001	332,432
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	525,734	198,140
Convertible and short-term debt, net of costs	10,261,891	10,091,923
Convertible debt and short-term debt - related party, net of costs	1,871,930	1,165,048

Total current liabilities	18,086,145	16,923,407

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 397,531,590 and 391,846,880 issued and outstanding, respectively	3,975,316	3,918,469
Additional paid-in capital	41,235,949	41,416,632
Accumulated deficit	(32,896,062)	(25,926,069)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	12,315,203	19,409,032
Non-controlling interests	(389,255)	(215,620)

Total stockholders’ equity	11,925,948	19,193,412
Total liabilities and stockholders’ equity	$30,012,093	$36,116,819

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND SIX MONTHS ended JUNE 30, 2023 and 2022

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$-	$108,707	$28,927	$689,004
General and administrative	238,758	147,608	436,958	3,911,518
Goodwill impairment	6,083,146	-	6,083,146	-
Total operating expenses	6,321,904	256,315	6,549,031	4,600,522

Loss from operations	(6,321,904)	(256,315)	(6,549,031)	(4,600,522)
Other income (expense):
Reimbursement for expenses - related party	-	247,492	72,246	247,492
Interest expense, net	(257,396)	(1,094,878)	(651,675)	(1,392,341)
Gain on derecognition of non-financial asset	-	16,951,477	-	16,951,477
Change in fair value of derivative on debt	(307,698)	122,919	(327,594)	(67,922)
Miscellaneous income	36,988	-	-	-
Loss on extinguishment / conversion of debt	-	-	-	(257,810)
Total other income (expense)	(528,106)	16,227,010	(907,023)	15,480,896
Net income (loss) before non-controlling interests	(6,850,010)	15,970,695	(7,456,054)	10,880,374
Net loss attributable to non-controlling interests	(93,010)	(41,424)	(173,635)	(281,964)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	(6,757,000)	$16,012,119	$(7,282,419)	$11,162,338

Basic net income (loss) per share attributable to common stock	$(0.02)	$0.04	$(0.02)	$0.03
Basic weighted average common stock outstanding	394,374,227	379,203,841	393,829,610	378,588,600

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	-	$-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
Adoption of ASU 2020-06					(521,749)	312,426		$(209,323)
Common shares issued upon partial conversion of debt	-		1,025,000	10,250	61,499	-	-	71,749
Net loss	-	-				(525,419)	(80,625)	(606,044)
Balance at March 31, 2023	-	-	392,871,880	3,928,719	40,956,382	(26,139,062)	(296,245)	18,449,794

Common shares issued in connection with debt conversion	-	-	4,659,710	46,597	279,567	-	-	326,164
Net income (loss)	-	-	-	-	-	(6,757,000)	(93,010)	(6,850,010)
Balance as of June 30, 2023	-	$-	397,531,590	$3,975,316	$41,235,949	$(32,896,062)	$(389,255)	$11,925,948

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants	-		3,041,958	30,420	(30,420)	-	-	-
Common shares issued for cash			300,000	3,000	48,805			51,805
Stock compensation expense	-	-	-	-	297,360	-	-	297,360
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	2,905,316
Net loss	-	-				(4,849,781)	(240,540)	(5,090,321)
Balance at March 31, 2022	-	-	378,630,104	3,786,301	38,444,903	(35,870,831)	(37,782)	6,322,591

Beneficial Conversion Feature on convertible debt	-	-	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	-	-	368,375	-	-	368,375
Common shares issued for cash	-	-	300,000	3,000	43,822	-	-	46,822
Common shares issued in connection with debt conversion	-	-	4,525,000	45,250	286,001	-	-	331,251
Common shares issued upon cashless exercise of warrants	-	-	2,586,758	25,867	(25,867)	-	-	-
Stock compensation expense	-	-	-	-	25,196	-	-	25,196
Contribution from shareholder for payment of liabilities	-	-	-	-	644,463	-	-	644,463
Net income	-	-	-	-	-	16,012,119	(41,424)	15,970,695
Balance as of June 30, 2022	-	$-	386,041,862	$3,860,418	$40,357,610	$(19,858,712)	$(79,206)	$24,280,110

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net profit	$(7,456,054)	$10,880,374
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Gain on derecognition of non-financial asset	-	(16,951,477)
Goodwill impairment	6,083,146	-
Amortization of debt discount and deferred finance costs	251,782	1,133,270
Amortization of intangible assets	-	12,841
Warrants issued in connection with private placement	-	2,905,316
Stock-based compensation	-	322,556
Change in fair value of derivative	327,594	67,922
Loss on debt conversion	-	257,810
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,000)	(4,932)
Accounts payable and accrued expenses	117,289	276,704
Accounts payable to related party	14,663	(66,183)
Net cash provided by (used in) operating activities	(699,580)	(1,165,799)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	(50,000)	(25,000)
Proceeds from sales of common stock	-	98,627
Proceeds from convertible debt	-	983,175
Proceeds from short term loans, others	690,000	500,000
Repaid to note holders	-	(500,000)
Repaid to related party/others	-	(60,000)
Net cash provided by financing activities	640,000	996,802

Net increase (decrease) in cash	(59,580)	(168,997)

Cash and restricted cash - beginning of period	261,452	588,769

Cash and restricted cash - end of period	$201,872	$419,772

Supplemental cash flow information:
Cash paid for:
Interest paid	$197,458	$328,181
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$-	$2,905,316
Contribution from shareholder for payment of liabilities	-	644,463
Common shares issued upon conversion of debt	$397,912	$650,001
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$570,717
Adoption of ASU 2020-06, net	$(209,323)	$-

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

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022 to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the year ended December 31, 2022. For more information on the JD Darbie financing, refer to Note 7 of these unaudited Notes to the Consolidated Financial Statements. In July 2023, the Company commenced a new private placement financing through JH Darbie, and converted the debt of 15 accredited investors into the current Subscription Agreements, which resulted in conversion of $1.0 million of debt to the Company. These debt conversions were for the prior private placement by JH Darbie. As of the date of this filing, we are working on getting the balance note holders from the prior JH Darbie Financing converted into the new JH Darbie Financing. For more information on the new JH Darbie Financing, refer to Note 14 of these Notes to Consolidate Financial Statements.

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

November-December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). As of December 31, 2022, two of these notes were in default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes. As of the date of this Report on Form 10-Q, all the Notes under the November-December 2021 Notes are fully converted.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $32.9 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $17.8 million at June 30, 2023, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the six months ended June 30, 2023 of approximately $0.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash

As of June 30, 2023, and December 31, 2022 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of June 30, 2023 and December 31, 2022.:

		Cumulative	Cumulative
		Gross	Gross
	Initial	Unrealized	Unrealized	Fair
	Book Value	Gains	Losses	Value
June 30, 2023 and December 31, 2022
Investment in GMP Bio (equity securities)	$22,640,519	$-	$-	$22,640,519
Total	$22,640,519	$-	$-	$22,640,519

The table below sets forth a summary of the changes in the fair value of the Company’s long-term investment in equity securities, based on a third-party valuation report, as a Level 3 fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Balance at January 1, 2023 and 2022	$22,640,519	$-
Contribution at cost basis	-	5,689,042
Gain on derecognition of non-financial asset	-	16,591,477
Change in fair value	-	-

Balance at June 30, 2023 and December 31, 2022	$22,640,519	$22,640,519

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), which consisted of conversion feature derivatives at June 30, 2023 and December 31, 2022, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	Conversion Feature	Conversion Feature
Balance at January 1, 2023 and 2022	$198,140	$340,290
New derivative liability		-
Reclassification to additional paid in capital from conversion of debt to common stock		-
Change in fair value	327,594	67,922

Balance at June, 2023 and 2022	$525,734	$408,212

As of June 30, 2023, and 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2023 and 2022, respectively:

	June 30, 2023	June 30, 2022
	Key	Key
	Assumptions	Assumptions
	for fair value	for fair value
	of conversions	of conversions
Risk free interest	5.4%	0.17% -1.03%
Market price of share	$0.03	$0.17-0.23
Life of instrument in years	0.01	0.01 – 0.33
Volatility	171.25%	107.50%-109.40%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2023 and 2022, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the six months ended June 30, 2023 or 2022, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three and six months ended June 30, 2023, no equivalent shares of the Common Stock were excluded as the company has a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2023 and the year ended December 31, 2022, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and six months ended June 30, 2023 and 2022, respectively, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three and six months ended June 30, 2022, we derecognized the intangibles of $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. As such, for the three and six months ended June 30, 2023 we recorded an impairment loss of approximately $6.1 million on our goodwill. No similar impairment was recorded for the three or six months ended June 30, 2022. For the year ended December 31, 2022 we had recorded an impairment loss of approximately $4.1 million on our goodwill and derecognized the goodwill of $4.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At June 30, 2023 and December 31, 2022, the Company identified EdgePoint to be the Company’s sole VIE. At June 30, 2023 and December 31, 2022, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at June 30, 2023 and December 31, 2022, respectively.

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

We used, and will continue to use, our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparable’ trends in our stock price, as well as the industry, over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2022, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2022. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $4.1 million during the year ended December 31, 2022. The calculation of the impairment charge included substantial fact-based determinations and estimates.

A summary of our goodwill as of June 30, 2023 and December 31, 2022 is shown below:

	June 30,	December 31,
	2023	2022
Balance at beginning of the year	$12,071,376	$21,062,455
Less: Derecognition upon recording of gain on non-financial asset	-	(4,880,000)
Less;: Goodwill impairment due to market capitalization	(6,083,146)	(4,111,079)

Balance at the end of the period	$5,988,230	$12,071,376

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods. Since we observed a significant drop in the stock price of our Common Stock, we assessed that an additional impairment needed to be recorded, solely based on the market capitalization of our stock as of June 30, 2023 as compared to December 31, 2022. as such, the Company concluded that an additional impairment was required to be recorded for the three and six months ended June 30, 2023 of approximately $6.1 million. No similar impairment was recorded during the six months ended June 30, 2022.

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

Intangible Asset Summary

The following table summarizes the balances as of December 31, 2022, of the intangible assets acquired, their useful life, and annual amortization. As the intangible assets acquired were already derecognized as of December 31, 2023, we had no similar assets or adjustments thereto as of June 30, 2023:

	December 31, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191
Intangible asset – Capitalization of license cost	190,989
	1,010,180
Less Accumulated Amortization	(201,180)
Less: Derecognition of carrying value upon transfer of non-financial asset	(809,000)
Total	$-

Amortization of identifiable intangible assets for the three months ended June 30, 2023 and 2022 was $0. Amortization of identifiable intangible assets for the six months ended June 30, 2023 and 2022 was $0 and $12,841, respectively. Upon the sale of our non-financial sale, as the contribution to our equity method investment of approximately $809,000, we derecognized the balance of the carrying value of our intangibles in accordance with our policy and authoritative accounting guidance.

There will be no future yearly amortization expense related to our intangibles.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of June 30, 2023 and December 31, 2022 was $1,101,760. For more information on the IPR&D, please refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023 or our Amended 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30,	December 31,
	2023	2022
Accounts payable	$1,682,943	$1,735,764
Accrued expense	775,646	775,100
	$2,458,589	$2,510,864

	June 30, 2023	December 31, 2022

Accounts payable – related party	$343,001	$332,432

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2023 special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	June 30,	December 31,
	2023	2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	126,458	123,958
5% Convertible note payable – Related Party	294,983	288,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	294,503	288,253
5% Convertible note payable – CEO, CTO* & CFO – Related Parties	96,509	94,457
5% Convertible note payable – Bridge Investors	197,722	193,522
	1,010,175	988,923
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	273,802	267,553
5% Convertible note – Bridge investors	409,061	399,722
5% Convertible note – CFO – Related Party	82,142	80,266
	765,005	747,541
JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,397,238	2,441,471
16% Convertible Notes – CEO – Related Party	125,000	124,547
	2,522,238	2,566,018
November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	323,622	619,345

Debt for Clinical Trials – GMP
2% Convertible Notes – GMP	4,704,631	4,659,782

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,286,809	885,312

Other Debt
Short term debt – Bridge investors	245,000	245,000
Short term debt from CFO	35,050	25,050
Short term debt – Autotelic Inc– Related Party	800,000	120,000
	1,080,050	390,050
Accrued interest	58,791	-
Total of convertible debentures & notes and other debt	$12,133,821	11,256,971

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $0 and $19,493 for the six months ended June 30, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of June 30, 2023, and December 31, 2022.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 and $4,400 for the six months June 30, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of June 30, 2023, and December 31, 2022.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 and $10,000 for the six months ended June 30, 2023, and 2022, respectively. Total unamortized discount on this note was $0 as of June 30, 2023, and December 31, 2022.

As of June 30, 2023, the Company had a derivative liability of approximately $525,000 and recorded a change in fair value of approximately $327,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of June 30, 2023, and December 31, 2022.

The Company recorded interest expense of $10,625 and $21,250 on these Fall 2019 Notes for the three and six months ended June 30, 2023. Similarly, the Company recorded interest expense of $10,625 and $21,250 for the three and six months ended June 30, 2022 on the Fall 2019 Notes. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of June 30, 2023 and December 31, 2022, was $1,010,175 and $988,923, respectively.

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

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.7 million as of June 30, 2023, and December 31, 2022, respectively.

During the three and six months ended June 30, 2023, the Company incurred approximately $22,438 and $44,850 of interest expense, respectively. During the three and six months ended June 30, 2022, the Company incurred approximately $22,440 and $44,630 of interest expense, respectively.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO - a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2023. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of June 30, 2023, and December 31, 2022, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	June 30,	December 31,
	2023	2022

Autotelic Related party convertible note, 5% coupon August 2022	$273,802	$267,553
CFO Related party convertible note, 5% coupon August 2022	409,061	399,722
Accredited investors convertible note, 5% coupon August 2022	82,142	80,266
	$765,005	$747,541

During the three and six months ended June 30, 2023, the Company recognized approximately $8,730 and $17,460 of interest expense on the August 2021 Investors notes, of which approximately $4,060 and $8,125 are attributable to related parties, respectively.

At June 30, 2023, and December 31, 2022, accrued interests on these convertible notes totaled approximately $66,500 and $49,040, respectively.

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

As of June 30, 2023, and December 31, 2022, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	June 30,	December 31,
	2023	2022
Blue Lake Partners LLC Convertible note, 16% coupon, December 2021 (In default and inclusive of accrued interest)	-	227,817
Fourth Man LLC Convertible note, 16% coupon December 2022 (In default and inclusive of accrued interest)	37,030	112,500
Convertible notes, gross	$37,030	$339,687
Less: Debt discount recorded	(500,000)	(500,000)
Amortization debt discount	500,000	500,000
Convertible notes, net	$37,030	$339,687

The Company recognized approximately $8,600 and $18,300 of interest during the three and six months ended June 30, 2023, respectively. The Company recognized approximately $33,000 and $112,600 of interest during the three and six months ended June 30, 2022, respectively.

The balance of accrued interest was approximately $4,530 and $30,000 as of June 30, 2023, and December 31, 2022, respectively. In July 2023, Fourth Man converted their remaining principal balance, accrued interest and legal fees of approximately $44,000 of their December 2021 Note in exchange for 627,538 shares of our Common Stock. As such, post the close of the six months ended June 30, 2023, the balance due to Fourth Man, post their conversion, on their December 2021 Note is $0.

The Company recognized approximately $0 and $657,400 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the six months ended June 30, 2023 and 2022, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $0.5 million for the six months ended June 30, 2023, and 2022, which is included in interest expense in the consolidated statements of operations.

The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the two notes at maturity date, the Company accrued an additional $68,000 resulting from this default feature, which is included in the consolidated balance sheets as of June 30, 2023 and December 31, 2022. The balance of the default feature was $22,500 at June 30, 2023.

As of June 30, 2023, and December 31, 2022, Fourth Man convertible note, net of debt discount, consist of the following amounts:

	June 30,	December 31,
	2023	2022
Fourth Man Convertible note, 12% coupon March 2022 (Inclusive of interest and default provision)	$286,593	$340,959
Unamortized debt Discount	-	(61,301)

Convertible notes, net	$286,593	$279,658

As of June 30, 2023, the balance includes the remaining principal of $210,000, accrued interest of $8,400 and approximately $68,000 of accrued default penalty pursuant to the terms of the underlying agreement.

Accrued interest was approximately $8,400 and $22,800 at June 30, 2023 and December 31, 2022, respectively.

The Company recognized approximately $8,400 and $15,600 of interest during the three and six months ended June 30, 2023, respectively. The Company recognized approximately $7,650 of interest during the three and six months ended June 30, 2022, respectively.

The Company recognized approximately $35,813 and $63,700 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature (prior to the adoption of ASU 2020-06) during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, and December 31, 2022, the balance of the unamortized debt discount was $0 and $61,301, respectively. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

During the six months ended June 30, 2023, the Company converted $40,000 in principal and $30,000 in accrued interest into 1,025,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at maturity date, the Company accrued an additional $70,000 resulting from this default feature.

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

As of June 30, 2023, and December 31, 2022, the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	June 30,	December 31,
	2023	2022

Mast Hill Convertible note, 16% coupon May 2023, inclusive of accrued interest and penalty	$857,084	$847,000
Convertible notes, gross	$857,084	$847,000
Less Debt discount recorded	(605,000)	(605,000)
Amortization debt discount, net of reversal of original and unamortized BCF	565,725	333,119
Convertible notes, net	$817,809	$575,119

Accrued interest was $80,667 and $72,600 as of June 30, 2023 and December 31, 2022, which is the guaranteed twelve-month coupon and earned in full at issuance date and additional coupon at the default rate since the May 2022 Mast financing is past maturity and in default as of June 30, 2023. The Company recognized approximately $56,464 and $146,461 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2023, respectively. The Company recognized approximately $53,257 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three and six months ended June 30, 2022.

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

As of June 30, 2023, and December 31, 2022, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	June 30,	December 31,
	2023	2022

Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest	$469,000	$469,000
Convertible notes, gross	$469,000	$469,000
Less Debt discount recorded	(332,748)	(332,748)
Amortization debt discount, net of reversal of original and unamortized BCF	332,748	173,941
Convertible notes, net	$469,000	$310,193

The Company recognized approximately $29,408 and $61,642 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2023, respectively. The Company recognized approximately $7,305 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and BCF (prior to adoption of ASU 2020-06) during the three and six months ended June 30, 2022. The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings. As of June 30, 2023, these notes are in default. However, the Company has not received notification of default from the lender. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of June 30, 2023 compared to December 31, 2022, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	June 30, 2022	December 31, 2022
Short term advance from CFO – Related Party	$35,050	$25,050
Short term advances – bridge investors & others	245,000	245,000
Short term advance – Autotelic Inc. – Related Party	800,000	120,000
	$1,080,050	$390,050

During the year ended December 31, 2021, the Company’s CFO provided short term advances of approximately $45,000. Of that amount, $20,000 was repaid to the CFO in January 2022. In the six months ended June 30, 2023, the company’s CFO provided additional short-term advance of $10,000. As such approximately $35,000 was outstanding at June 30, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the six months ended June 2023, an additional $17,500 was repaid to one of the bridge investors. Approximately $228,000 was outstanding as short-term advances from bridge investors as of June 30, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the six months ended June 30, 2023 Autotelic provided $680,000 in various short term loans to the Company. As such, $800,000 was outstanding and payable to Autotelic at June 30, 2023.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of June 30, 2023, the JV had approximately $22.7 million in assets, not including GMP Bio’s capital subscriptions of approximately $19 million; recorded approximately $0.5 million in liabilities and incurred approximately $1.5 million in operational expenses for the three months ended June 30, 2023, as GMP’s fiscal year commences on April 1 and ends on March 31. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of June 30, 2023, the Company does not believe the fair value of the JV has changed and hence has not recorded a change in value.

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

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 31, 2021, the Company entered into various subscription agreements with certain accredited investors, including the CEO, pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edge Point Common stock for a price of $1.00 per share of Edge Point Common stock.
■	One convertible promissory note, convertible up to 25,000 shares of Edge Point Common stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s common stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edge Point Common stock at $1.00 per share and an equivalent number of shares of the Company’s common stock at $0.20 per share with a three-year expiration date. Either the Edgepoint or the Company’s warrants would be exercised.

As June 30, 2023 and December 31, 2022 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	June 30, 2023	December 31, 2022
Convertible promissory notes
Subscription agreements - accredited investors	$2,397,238	$2,441,471
Subscription agreements – related party	125,000	124,547
Total convertible promissory notes	$2,522,238	$2,566,018

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

For more information on the private placement, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 19, 2023.

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022. During the six months ended June 30, 2023, the Company partially repaid one unit holder,who will not be participating in the new JH Darbie financing.

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $8,400 and approximately $52,000 for the six months ended June 30, 2023 and 2022, respectively, which is included in interest expense in the statements of operations.

As of June 30, 2023, the JH Darbie PPM Notes are in default as these notes were to be paid at the end of March 2023. The Company is in discussion with JH Darbie to close out these notes. The Company and JH Darbie have started a new private placement financing and which will be used, partially, to have the earlier PPM participants to roll over their investments into the new private placement. In this connection, 40 unit holders, comprising 15 investors, have already converted their notes into the new private placement after the close of this quarter. The Company is still working with the remaining prior JH Darbie financing investors to roll over their promissory notes into the new private placement. While the Company is fairly confident most, if not all the prior PPM investors, will roll over their debt into the new private placement.

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

Expenses related to the MSA were $0 for the three months ended June 30, 2023 as compared to approximately $1,000 for the same period of 2022.

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

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the six months ended June 30, 2023 Autotelic provided $680,000 short term loan to the Company. As such, $800,000 was outstanding and payable to Autotelic at June 30, 2023.

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

No expense was recorded during the three and six months ended June 30, 2023 or 2022, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the six months ended June 30, 2023 related to this Agreement as compared to $75,000 during the same period in 2022. No similar expense was recorded during the three months of June 30, 2023 or 2022. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

NOTE 9 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

In May 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company filed a post-effective amendment Registration Statement on Form S-1 with the Commission in April 2022, and the Form S-1 was declared effective in May 2022 and the Company filed the prospectus in this connection in May 2022. Further, the Company filed a second post-effective amendment Registration Statement on Form S-1 with the Commission in April 2023, and the Form S-1 was declared effective in April 2023. The Company filed the prospectus in this connection on May 2, 2023.

During the six months ended June 30, 2023, the Company did not sell any shares of Common Stock under the EPL.

During the six months ended June 30, 2022, the Company sold a total of 600,000 shares of Common Stock at price ranging from $0.16 and $0.22 for total gross proceeds of approximately $114,930 and approximately $98,627, net of issuance costs.

NOTE 10 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the six months ended June 30, 2023

In February 2023, Blue Lake partially converted $71,750 of their debt. In connection with the partial Note conversion, the Company issued 1,025,000 shares of Common Stock to Blue Lake.

In June 2023, Blue Lake converted the full remainder of their $181,750 debt, accrued interest and penalty. In connection with this Note conversion, the Company issued 3,466,853 shares of Common Stock to Blue Lake.

In May and June 2023, Fourth Man converted $50,000 in principal and $30,000 in accrued interest into 1,192,857 shares of common stock.

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

As of June 30, 2023, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the six months ended June 30, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46
Outstanding at June 30, 2023	24,177,761	0.21

		Weighted
For the six months ended June 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Outstanding at June 30, 2022	16,590,261	$0.30

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 19, 2023.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2023:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.1 to 0.15	16,250,000	8.7	$0.12	6,057,500
0.16	5,502,761	8.0	0.16	5,502,761
0.22	1,000,000	5.0	0.22	1,000,000
0.38	550,000	3.5	0.38	550,000
0.73	500,000	2.7	0.73	500,000
1.43	300,000	1.9	1.43	300,000
15.00	75,000	1.9	15.00	75,000
	25,690,261	8.0	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of June 30, 2023, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2022 are considered vested. Of the approximately 14 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 203 or 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The Company amortized $0 stock compensation expense during the six months ended June 30, 2023 on the 2021 and 2022 grants. The Company recorded $50,000 of similar expense during the same period of 2022.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For mor information on the warrant issuances, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 17, 2023. The Company issued 10,576,924 warrants related to the November/December 2021 Notes (See Note 6). The fair value of these warrants on issue date amounted to $1,172,753 as calculated using a Black Scholes valuation model.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2023 and 2022 are summarized as follows:

For the three months ended June 30, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the six months ended June 30, 2023	-	-
Exercised / cancelled during the six months ended June 30, 2023	(42,737,500)	0.2
Outstanding at June 30, 2023	38,335,355	$0.16

For the six months ended June 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the six months ended June 30, 2022	34,375,066	0.15-0.20
Exercised / cancelled during the six months ended June 30, 2022	(9,615,385)	0.13
Outstanding at June 30, 2022	82,322,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at June 30, 2023:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	3.46	0.13	961,539
0.15	33,000,066	0.75	0.15	33,000,066
0.20	4,373,750	3.75-3.98	0.20	4,373,750
	38,335,355	0.75	$0.15	38,335,355

NOTE 12 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. For information on our deferred tax assets and liabilities, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 203 or 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

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

Third Party Service Provider Claim

The Company is disputing a judgement of $20,000 for a non-payment to a third service provider. The Company considers the claim to be immaterial to the financial position of the Company. The Company has filed a counter claim on the third party service provider as the Company believes the claim to be false and malicious to the interests of the Company, and intends to vigorously defend the counter claim.

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

NOTE 14 – SUBSEQUENT EVENTS

New Private Placement with JH Darbie

In July 2023, completed entering into subscription agreements with certain accredited investors (“Subscription Agreement”), whereby the Company issued a total of 40 units (“Units”), with each Unit consisting of (i) one convertible promissory note issued by the Company (the “Note”), convertible into up to 250,000 shares of 250,000 shares of the Company’s common stock, par value $0.01 per share (“the Company’s Common Stock”), at a conversion price of $0.10 per Company’s Common Stock; and (iii) 250,000 warrants (the “Warrants”) to purchase an equivalent number of shares of Company Common Stock at $0.12 per share (the “Financing”). The Company converted the debt of 15 accredited investors into the current Subscription Agreements, which resulted in conversion of $1.0 million of debt to the Company. These conversions were for the prior private placement by JH Darbie (See Note 7 of these Notes to Unaudited Financial Statement. Placement agent fees of $150,000 were paid to JH Darbie & Co., Inc. (“JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated March 10, 2023 (“Agreement”) pursuant to which DH Darbie has the right to sell a minimum of 10 Units and a maximum of 200 Units on a best efforts basis.

Share Issuance

In July 2023, Fourth Man converted the final balance of approximately $44,000, inclusive of interest and penalty, of their December 2021 Note in exchange for 627,538 shares of our Common Stock.

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

Corporate History

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. in 2016, and then Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

Research Service Agreement between and Financing between GMP and the Company

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

Joint Venture

In March 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). For more information on the development of Artemisinin, refer to our Annual Report on Form 10K filed with the SEC on April 14, 2023 or our Amended Annual Report on Form 10K/A filed with the SEC on April 19, 2023.

This JV is a significant milestone in the history of the Company as it permits the Company to monetize and develop the assets it holds, by minimal to no shareholder dilution. This transaction allows us to unburden the Company of the high cost of drug development, which the JV will be responsible for, while the Company will participate in its upside through appreciation in the value of its shares in the JV and up to $50 million on the sale of the RPD voucher following marketing approval of OT-101 for DIPG has agreed to invest cash and other assets with a value of approximately $27.6 million for 55% ownership of the JV; and Oncotelic had granted the License to the JV for 45% ownership in the JV for a fair value of about $22.6 million. The cash contributions by Dragon will allow the JV to commence the development of OT-101.

For information on the JV, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements above.

New Private Placement with JH Darbie

In July 2023, completed entering into subscription agreements with certain accredited investors (“Subscription Agreement”), whereby the Company issued a total of 40 units (“Units”), with each Unit consisting of (i) one convertible promissory note issued by the Company (the “Note”), convertible into up to 250,000 shares of 250,000 shares of the Company’s common stock, par value $0.01 per share (“the Company’s Common Stock”), at a conversion price of $0.10 per Company’s Common Stock; and (iii) 250,000 warrants (the “Warrants”) to purchase an equivalent number of shares of Company Common Stock at $0.12 per share (the “Financing”). The Company converted the debt of 15 accredited investors into the current Subscription Agreements, which resulted in conversion of $1.0 million of debt to the Company. These conversions were for the prior private placement by JH Darbie (See Note 7 of these Notes to Unaudited Financial Statement. Placement agent fees of $150,000 were paid to JH Darbie & Co., Inc. (“JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated March 10, 2023 (“Agreement”) pursuant to which DH Darbie has the right to sell a minimum of 10 Units and a maximum of 200 Units on a best efforts basis.

For more information on the prior JH Darbie Financing, review Note 5 of this Quarterly Report.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic, the Company’s CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “August 2021 Notes”). For more information on the August 2021 Notes, refer to Note 5 of this Quarterly Report.

November – December 2021 and March 2022 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. For more information on the November-December 2021 and March 2022 Financing Note 5 of this Quarterly Report.

May 2022 Financing

In May 2022, the Company entered into a Securities Purchase Agreements with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note. For more information on the May 2022 Financing, refer to Note 5 of this Quarterly Report.

June 2022 Financing

In June 2022, the Company entered into a Securities Purchase Agreements with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was utilized for corporate expenses. For more information on the June 2022 Financing, refer to Note 5 of this Quarterly Report.

Short-term loans

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. $20,000 was repaid to the CFO in January 2022. In the six months ended June 30, 2023, the company’s CFO provided additional short-term advance of $10,000. As such approximately $35,000 was outstanding at June 30, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the six months ended June 2023, an additional $17,500 was repaid to one of the bridge investors. Approximately $228,000 was outstanding as short-term advances from bridge investors as of June 30, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the six months ended June 30, 2023 Autotelic provided $680,000 in various short term loans to the Company. As such, $800,000 was outstanding and payable to Autotelic at June 30, 2023.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended June 30, 2023 to the three Months Ended June, 2022

A comparison of the Company’s operating results for the three months ended June 30, 2023 and 2022, respectively, is as follows.

	June 30, 2023	June 30, 2022	Variance
Operating expense:
Research and development	-	108,707	(108,707)
General and administrative	238,758	147,608	91,150
Goodwill impairment	6,083,146	-	6,083,146
Total operating expense	6,321,904	256,315	6,065,589)
Loss from operations	(6,321,904)	(256,315)	(6,065,589)
Reimbursement for expenses – related party	-	247,492	(247,492)
Interest expense, net	(257,396)	(1,094,878)	837,482
Gain on derecognition of non-financial asset	-	16,951,477	(16,951,477)
Change in the value of derivatives on debt	(307,698)	122,919	(430,617)
Miscellaneous income	36,988	-	36,988
Net income (loss) before controlling interests	$(6,850,010)	$15,970,695	$(22,820,705)

Net Income (Loss)

We recorded a net loss of approximately $6.8 million for the three months ended June 30, 2023, as compared to net income of approximately $16.0 million for the three months ended June 30, 2022. The difference in net income (loss), of approximately $22.8 million, between the three months ended June 30, 2023 as compared to the same period of 2022 was primarily due to gain on derecognition of non-financial asset of approximately $17 million, reduced by higher impairment to goodwill of $6.1 million during the six months ended June 30, 2023;lower change in value of derivatives on debt of approximately $0.4 million, for the three months ended June 30, 2022 and offset by lower interest of approximately $0.8 million, for the three months ended June 30, 2023.,

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.1 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to lower personnel expenses and other operational expenses relate to OT-101 being borne by the JV and reversal of over accrual of certain R&D expenses.

As previously disclosed, and as a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2023, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher legal and professional expenses.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2023. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded a goodwill impairment of approximately $6.1 million on the approximately $12 million goodwill, which we recorded upon our acquisition of PointR, for the three months ended June 30, 2023. No similar impairment was recorded for the same period of 2022.

During the second quarter of 2023, we observed a significant decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry. These were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted as the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value, solely based on the market capitalization.

Reimbursement of expenses

The Company was reimbursed approximately $0.25 million, by Autotelic Inc. a related party, during the three months ended June 30, 2022 on behalf of our JV. No similar expenses were reimbursed during the three months ended June 30, 2023.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.3 million for the three months ended June 30, 2023 as compared to approximately $1.1 million for the three months ended June 30, 2022 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, November/December 2021 Financing and May/June 2022 financing as compared to $0.4 million for the same period of 2021, in connection with debt raised from convertible notes and JH Darbie during 2021. Interest expense was lower for the three months ended June 30, 2023 as compared to the same period of 2022 due to lower the adoption of ASU 2020-06 effective from January 1, 2023 and significantly reduced amortization beneficial conversion feature (“BCF”) interest components. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Gain on Derecognition of Non-financial Asset

During the three months ended June 30, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.8 million recorded at the time of the 2019 Merger with Oncotelic Inc. No similar gain has been recorded during the three months ended June 30, 2023.

Change in Value of Derivatives

During the three months ended June, 2023, we recorded approximately $0.3 million change in value upon conversion of certain debt owed on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.1 million change during the same period in 2021. The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at a variable conversion price, giving rise to a derivative feature within the debt instrument resulting in the recording of a derivative liability and change in value of the derivative. For more information on value of derivatives, refer to the Note 5 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

A comparison of the Company’s operating results for the six months ended June 30, 2023 and 2022, respectively, is as follows.

	June 30, 2023	June 30, 2022	Variance
Operating expense:
Research and development	28,927	689,004	(660,077)
General and administrative	436,958	3,911,518	(3,474,560)
Goodwill impairment	6,083,146	-	6,083,146
Total operating expense	6,549,031	4,600,522	1,948,509
Loss from operations	(6,549,031)	(4,600,522)	(1,948,509)
Reimbursement for expenses – related party	72,246	247,492	(175,246)
Interest expense, net	(651,675)	(1,392,341)	740,666
Gain on derecognition of non-financial asset	-	16,951,477	(16,951,477)
Change in the value of derivatives on debt	(327,594)	(67,922)	(259,672)
Loss on conversion of debt	-	(257,810)	257,810

Net income (loss) before controlling interests	$(7,456,054)	$10,880,374	$(18,336,428)

Net Income

We recorded a net loss of approximately $7.4 million for the six months ended June 30, 2023 as compared to a net income of approximately $10.9 million for the six months ended June 30, 2022. The difference in net income (loss), of approximately $18.3 million, for the six months ended June, 2023 as compared to the same period of 2022, was primarily due to recording a gain on the sale of non-financial asset of approximately $17 million during the three months ended June 30, 2022, lower operating expense of approximately $4.1 million, reduced by higher impairment losses of approximately $6.1 million, lower reimbursement of expenses by a related party of approximately $0.2 million, lower interest cost of approximately $0.7 million, higher change in value of derivatives on debt of approximately $0.3 million and lower loss on conversion of debt of approximately $0.3 million

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.7 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to reduced compensation and operational costs of approximately $0.6 million and reduced clinical trial cost of $0.1 million. As a result of our JV with Dragon and GMP Bio, the JV absorbed most of the compensation costs as well as some of the operational costs.

As a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2023, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $3.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the lower stock based compensation of approximately $2.9 million, lower compensation costs of approximately $0.6 million, offset by lower legal and professional and operational costs of approximately $0.1 million.

As a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2023. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded a goodwill impairment of approximately $6.1 million on the approximately $12 million goodwill, which we recorded upon our acquisition of PointR, for the six months ended June 30, 2023. No similar impairment was recorded for the same period of 2022.

During the second quarter of 2023, we observed a significant decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry. These were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted as the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value, solely based on the market capitalization.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.7 million for the six months ended June 30, 2023 as compared to $1.4 million for the six months ended June 30, 2022 primarily in connection with debt raised from convertible notes, JH Darbie Financing, November/December 2021 Financing and May/June 2022 Financing. Interest expense was lower for the three months ended June 30, 2023 as compared to the same period of 2022 due to lower the adoption of ASU 2020-06 effective from January 1, 2023 and significantly reduced amortization beneficial conversion feature (“BCF”) interest components. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $0.1 million during the six months ended June 30, 2023 as compared to approximately $0.25 million, by Autotelic Inc. a related party, on behalf of our JV.

Gain on Derecognition of Non-financial Asset

During the three months ended June 30, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc. No similar gain has been recorded during the six months ended June 30, 2023.

Change in Value of Derivatives

During the six months ended June 30, 2023, we recorded approximately $0.3 million change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes as compared to approximately $68 thousand change during the same period of 2022. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Loss on Conversion of Debt

During the six months ended June 30, 2022, we recorded a loss of $0.25 million on conversion of debt. related to the difference in fair value to the price at which the debt was converted. No similar expense was recorded during the six months ended June 30, 2023.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2023	December 31, 2022
Cash, including restricted cash of $20	$202	$261
Working capital	(17,805)	(16,620)
Stockholders’ Equity	11,926	19,193

The Company has incurred net accumulated losses of approximately $32.9 million, negative working capital of over $17.8 million and negative cash flow from operations of approximately $0.7 million at June 30, 2023. Management expects to incur significantly lower costs losses in the foreseeable future and recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($ in ‘000’s)

	Six month ended June 30,
	2023	2022
Net cash used in operating activities	$(700)	$(1,166)
Net cash provided by financing activities	640	997
Increase (decrease) in cash	$(60)	$(169)

Operating Activities

Net cash used in operating activities was approximately $0.7 million for the six months ended June 30, 2022. This was due to the net loss of approximately $7.4 million, and primarily offset by approximately $6.1 million of goodwill impairment, approximately $0.3 million of change in fair value of derivative, approximately $0.3 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.1 million.

Financing Activities

For the six months ended June 30,2023, net cash provided by financing activities was approximately $0.6 million, due to a receipt of cash from short term loan from a related party of approximately $0.7 million offset by repayments of debt of approximately $50 thousand to one JH Darbie Financing note holder.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2023 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2023, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 14, 2023 or the Amended Annual Report on Form 10K/A filed on April 19, 2023 with the SEC. The risks described below and in our Form 10-K or Form 10K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In February 2023, Blue Lake partially converted $71,750 of their debt. In connection with the partial Note conversion, the Company issued 1,025,000 shares of Common Stock to Blue Lake.

In June 2023, Blue Lake the converted the full remainder of their $181,750 debt, accrued interest and penalty. In connection with this Note conversion, the Company issued 3,466,853 shares of Common Stock to Blue Lake.

In May and June 2023, Fourth Man converted $50,000 in principal and $30,000 in accrued interest into 1,192,857 shares of Common Stock.

In July 2023, Fourth Man converted $25,000 in principal, $17,178 in accrued interest and $1,750 of legal fees into 627,538 shares of Common Stock.

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

The following exhibits are included as part of this Quarterly Report and is not a complete list of all relevant and material agreements. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K, or Amended Annual Report on Form 10K/A, filed with the SEC on April 14, 2023 and April 19, 2023, respectively:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	8-K	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the Three and Six months ended June 20, 2023 and June 30, 2022				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 18, 2023

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 18, 2023

