Form 10-Q
period 2023-09-30
Oncotelic Therapeutics, Inc.
filed 2023-11-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 14, 2023, there were 399,184,128 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$268,022	$241,452
Restricted cash	20,000	20,000
Accounts receivable	18,976	19,748
Prepaid & other current assets	58,546	21,964

Total current assets	365,544	303,164

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	5,988,230	12,071,376
Investment in GMP Bio at fair value	22,640,519	22,640,519
Total assets	$30,096,053	$36,116,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,439,812	$2,510,864
Accounts payable - related party	343,673	332,432
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	218,898	198,140
Convertible and short-term debt, net of costs	9,651,615	10,091,923
Convertible debt and short-term debt - related party, net of costs	1,832,410	1,165,048

Total current liabilities	17,111,408	16,923,407

Convertible long-term debt, net of costs	899,099	-

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 398,159,128 and 391,846,880 issued and outstanding, respectively	3,981,589	3,918,469
Additional paid-in capital	41,348,213	41,416,632
Accumulated deficit	(32,780,753)	(25,926,069)
Total Oncotelic Therapeutics, Inc. stockholders’ equity	12,549,049	19,409,032
Non-controlling interests	(463,503)	(215,620)

Total stockholders’ equity	12,085,546	19,193,412
Total liabilities and stockholders’ equity	$30,096,053	$36,116,819

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Service revenue	$70,000	$-	$70,000	$-
Total Revenue	70,000	-	70,000	-

Operating expenses:
Research and development	$21,221	$1,700	$50,148	$690,705
General and administrative	34,301	593,739	471,258	4,505,256
Goodwill impairment (See note 2 and 3)	-	-	6,083,146	-
Total operating expenses	55,522	595,439	6,604,552	5,195,961

Income (Loss) from operations	14,478	(595,439)	(6,534,552)	(5,195,961)
Other income (expense):
Interest expense, net	(185,424)	(606,824)	(837,100)	(1,999,164)
Gain on derecognition of non-financial asset	-	-	-	16,951,477
Reimbursement for expenses - related party	-	237,165	72,246	484,657
Change in fair value of derivative on debt	306,836	105,662	(20,758)	37,740
Loss on debt conversion	(94,829)	-	(94,829)	(257,810)
Total other income (expense)	26,583	(263,997)	(880,441)	15,216,900
Net income (loss) before non-controlling interests	41,061	(859,436)	(7,414,993)	10,020,939
Net loss attributable to non-controlling interests	(74,248)	(81,501)	(247,883)	(363,465)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$115,309	$(777,935)	$(7,167,110)	$10,384,404

Basic net loss per share attributable to common stock	$0.00	$(0.00)	$(0.02)	$0.03
Basic weighted average common stock outstanding	397,777,482	386,751,480	395,237,893	385,610,191

Diluted net loss per share attributable to common stock	$0.00	$(0.00)	$(0.02)	$0.02
Diluted weighted average common stock outstanding	397,777,482	386,751,480	395,237,893	420,738,409

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
Adoption of ASU 2020-06			(521,749)	312,426		(209,323)
Common shares issued upon partial conversion of debt	1,025,000	10,250	61,499	-	-	71,749
Net loss				(525,419)	(80,625)	(606,044)
Balance at March 31, 2023	392,871,880	3,928,719	40,956,382	(26,139,062)	(296,245)	18,449,794

Common shares issued in connection with debt conversion	4,659,710	46,597	279,566	-	-	326,163
Net loss	-	-	-	(6,757,000)	(93,010)	(6,850,010)
Balance as of June 30, 2023	397,531,590	$3,975,316	$41,235,948	$(32,896,062)	$(389,255)	$11,925,947

Common shares issued in connection with debt conversion	627,538	6,273	28,994	-	-	35,267
Warrants issued in connection with private placement	-	-	83,271	-	-	83,271
Net income (loss)	-	-	-	115,309	(74,248)	41,061
Balance as of September 30, 2023	398,159,128	$3,981,589	$41,348,213	$(32,780,753)	$(463,503)	$12,085,546

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants	3,041,958	30,420	(30,420)	-	-	-
Common shares issued for cash	300,000	3,000	48,805			51,805
Stock compensation expense	-	-	297,360	-	-	297,360
Warrants issued in connection with note extension	-	-	2,905,316	-	-	2,905,316
Net loss				(4,849,781)	(240,540)	(5,090,321)
Balance at March 31, 2022	378,630,104	3,786,301	38,444,903	(35,870,831)	(37,782)	6,322,591

Beneficial Conversion Feature on convertible debt	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	368,375	-	-	368,375
Common shares issued for cash	300,000	3,000	43,822	-	-	46,822
Common shares issued in connection with debt conversion	4,525,000	45,250	286,001	-	-	331,251
Common shares issued upon cashless exercise of warrants	2,586,758	25,867	(25,867)	-	-	-
Stock compensation expense	-	-	25,196	-	-	25,196
Contribution from shareholder for payment of liabilities	-	-	644,463	-	-	644,463
Net income (loss)	-	-	-	16,012,119	(41,424)	15,970,695
Balance at June 30, 2022	386,041,862	$3,860,418	$40,357,610	$(19,858,712)	$(79,206)	$24,280,110

Common shares issued for cash	700,000	7,000	53,193	-	-	60,193
Common shares issued in connection with debt conversion	3,453,571	34,536	207,214			241,750
Stock compensation expense			303,687			303,687
Net loss				$(777,935)	$(81,501)	(859,436)
Balance at September 30, 2022	390,195,433	$3,901,954	$40,921,704	$(20,636,647)	$(160,707)	$24,026,304

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(7,414,993)	$10,020,939
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on derecognition of non-financial asset	-	$(16,951,477)
Goodwill impairment	6,083,146	-
Amortization of debt discount and deferred finance costs	-	1,560,173
Amortization of intangible assets	-	12,841
Warrants issued in connection with private placement	-	2,905,316
Stock compensation expense	-	626,243
Change in fair value of derivative	20,758	(37,740)
Loss on debt conversion	94,829	257,810
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,768)	384
Accounts payable and accrued expenses	367,348	287,590
Accounts payable to related party	(59,750)	(53,961)
Net cash used in operating activities	(948,430)	(1,371,882)

Cash flows from financing activities:
Repayment to private placement debt holders	(100,000)	(25,000)
Proceeds from sales of common stock	-	158,820
Proceeds from convertible debt	-	983,175
Proceeds from short term loans, others	1,110,000	500,000
Repaid to note holders	-	(500,000)
Repaid to others	(35,000)	(60,000)
Net cash provided by financing activities	975,000	1,056,995

Net increase (decrease) in cash	26,570	(314,887)

Cash and restricted cash - beginning of period	261,452	588,769

Cash and restricted cash - end of period	$288,022	$273,882

Supplemental cash flow information:
Cash paid for:
Interest paid	$296,186	$328,181
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$83,271	$3,273,691
Common shares issued upon conversion of debt	$433,179	$573,001
Non-cash cost upon sale of common stock	$-	$79,180
Adoption of ASU 2020-06, net	$(209,323)	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$570,717

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through itself and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”), a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed Pet@DAO in 2022 and a subsidiary - Edgepoint in February 2020. For more information on these mergers, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023 or our 2022 Annual Report on form 10-K/A filed with the SEC on April 20, 2023.

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

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV will also be sponsoring many investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. The Company is working with the Biomedical Advanced Research and Development Authority to conduct an observational study to evaluate the effects of long Covid-19 and has been provided a grant of up to $0.75 million for the study. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2022 Annual report on Form 10-K/A filed with the SEC on April 20, 2023.

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

Fundraising

Private Placement 2 & JH Darbie Financing

In July 2023, the Company entered into a series of subscription agreements with 15 accredited investors which resulted in a conversion of a gross amount of $1.0 million, consisting of 40 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

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

November/December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. In July 2023, the remainder of the principal of approximately $42,000 including accrued and default interest and penalty, was fully converted into 627,538 shares of the Company’s Common Stock.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of September 30, 2023, this note is in default and available for conversion to OTLC shares due to cross default provision contained in November / December 2021 Notes. In October 2023, Fourth Man converted a portion of the March 2022 debt, including interest, default penalty and conversion fee, of approximately $71,000 for 1,025,000 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. As of September 30, 2023, this note is in default and available for conversion to OTLC shares. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of September 30, 2023, this note is in default and available for conversion to OTLC shares. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Oncotelic, its wholly owned subsidiaries, Oncotelic Inc. and PointR, and our non-controlled interest entity Edgepoint. Intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $32.8 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $17.6 million at September 30, 2023, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the nine months ended September 30, 2023 of approximately $0.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash

As of September 30, 2023, and December 31, 2022 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of September 30, 2023 and December 31, 2022:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
September 30, 2023 and December 30, 2022
Investment in GMP Bio (equity securities)	$22,640,519	$-	$-	$22,640,519
Total	$22,640,519	$-	$-	$22,640,519

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Balance at January 1, 2023 and 2022	$22,640,519	$-
Contribution at cost basis	-	5,689,042
Gain on derecognition of non-financial asset	-	16,591,477
Change in fair value	-	-

Balance at September 30, 2023 and December 31, 2022	$22,640,519	$22,640,519

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at September 30, 2023 and December 31, 2022, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2023 and December 31, 2022:

	September 30, 2023 Conversion Feature	December 31, 2022 Conversion Feature
Balance at January 1, 2023 and 2022	$198,140	$340,290
Change in fair value	20,758	(142,150)

Balance at September 30, 2023 and December 31, 2022	$218,898	$198,140

As of September 30, 2023, and December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2023 and December 31, 2022:

Key Assumptions for fair value of conversions	September 30, 2023	December 31, 2022
Risk free interest	5.38%	0.17% -4.00%
Market price of share	$0.03	$0.05- 0.23
Life of instrument in years	0.01	0.01-0.33
Volatility	213.9%	99.80%-116.51%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2023 and December 31, 2022, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders, which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the nine months ended September 30, 2023 or 2022, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the nine months ended September 30, 2023, and the three months ended September 30, 2022, no equivalent shares of the Common Stock were included as the Company had incurred losses during those periods and addition of such stock equivalents in the computation would have been anti-dilutive. During the three months ended September 30, 2023, the Company did not include any dilutive shares of Common Stock equivalents in the calculation of diluted income per share, as the exercise price of the debt instruments was higher than the weighted average price of the Common Stock of the Company as of September 30, 2023. Also, during the nine months ended September 2022, approximately 35.1 million shares of Common Stock equivalents on account of convertible debt, stock options and warrants were included in the calculation of diluted net income (loss).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2023 and 2022, respectively, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and nine months ended September 30, 2023 and 2022, respectively, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the nine months ended September 30, 2022, we derecognized the intangibles of approximately $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and nine months ended September 30, 2023, we recorded an impairment loss of approximately $6.1 million on our goodwill. No similar impairment loss was recorded on our goodwill was recorded during the three and nine months ended September 30, 2022. For the year ended December 31, 2022 we had recorded an impairment loss of approximately $4.1 million on our goodwill and derecognized the goodwill of approximately $4.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At September 30, 2023 and December 31, 2022, the Company identified EdgePoint to be the Company’s sole VIE. At September 30, 2023 and December 31, 2022, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at September 30, 2023 and December 31, 2022, respectively.

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

Embedded debt costs in convertible debt instruments

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2023 and has removed the effects of any embedded conversion features from certain of our convertible instruments.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2023 and as of the nine months ended September 30, 2023, the Company recorded approximately $0.5 million as a reduction to the additional paid in capital and added approximately $0.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

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

We used, and will continue to use, our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparable’ trends in our stock price, as well as the industry, over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2022, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2022. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of approximately $4.1 million during the year ended December 31, 2022. The calculation of the impairment charge included substantial fact-based determinations and estimates.

A summary of our goodwill as of September 30, 2023 and December 31, 2022 is shown below:

	September 30,	December 31,
	2023	2022
Balance at beginning of the year	$12,071,376	$21,062,455
Less: Derecognition upon recording of gain on non-financial asset	-	(4,880,000)
Less: Goodwill impairment due to market capitalization	(6,083,146)	(4,111,079)

Balance at the end of the period	$5,988,230	$12,071,376

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods. Since we observed a significant drop in the stock price of our Common Stock, we assessed that an additional impairment needed to be recorded, solely based on the market capitalization of our stock as of September 30, 2023 as compared to December 31, 2022. As such, the Company concluded that an additional impairment was required to be recorded for the nine months ended September 30, 2023 of approximately $6.1 million. No similar impairment was recorded during the nine months ended September 30, 2022.

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

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of September 30, 2023 and December 31, 2022 was $1,101,760. For more information on the IPR&D, please refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023 or our Amended 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2023	December 31, 2022

Accounts payable	$1,667,621	$1,735,764
Accrued expense	772,191	775,100
	$2,439,812	$2,510,864

	September 30, 2023	December 31, 2022

Accounts payable – related party	$343,673	$332,432

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of September 30, 2023 and December 31, 2022, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	September 30,	December 31,
	2023	2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	127,708	123,958
5% Convertible note payable – Related Party	298,108	288,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	297,628	288,253
5% Convertible note payable – CEO, CTO* & CFO – Related Parties	97,534	94,457
5% Convertible note payable – Bridge Investors	199,822	193,522
	1,020,800	988,923
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	276,927	267,553
5% Convertible note – Bridge investors	413,730	399,722
5% Convertible note – CFO – Related Party	83,080	80,266
	773,737	747,541
JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	1,305,046	2,441,471
16% Convertible Notes – CEO – Related Party	125,000	124,547
	1,430,046	2,566,018
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	899,099	-

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	303,393	619,345

Debt for Clinical Trials – GMP
2% Convertible Notes – GMP	4,727,316	4,659,782

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,363,683	885,312

Other Debt
Short term debt – Bridge investors	210,000	245,000
Short term debt from CFO	35,050	25,050
Short term debt – Autotelic Inc– Related Party	1,220,000	120,000
	1,465,050	390,050
Total of convertible debentures & notes and other debt	$12,383,124	11,256,971

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $0 and approximately $19,000 for the nine months ended September 30, 2023, and 2022. Total unamortized discount on this note was approximately $0 as of September 30, 2023, and December 31, 2022, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 and approximately $4,400 for the nine months ended September 30, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of September 30, 2023, and December 31, 2022.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 and 11,700 for the nine months ended September 30, 2023, and 2022, respectively. Total unamortized discount on this note was $0 as of September 30, 2023, and December 31, 2022.

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

There was no activity during the three and nine months ended September 30, 2023 and 2022. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of September 30, 2023, and December 31, 2022.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) September 30, 2023, or (b) the occurrence of an event of default (either, the “Maturity Date”). The Company had the option to prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes included failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

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

Further, the Company recorded a total amount of approximately $10,600 and approximately $32,000 of interest expense on these Fall 2019 Notes for the three and nine months ended September, 30, 2023 and 2022. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of September 30, 2023, and December 31, 2022, was approximately $1,020,800 and approximately $989,000, respectively.

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

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of September 30, 2023, GMP was invoiced by the clinical research organization for $1.5 million. Till date, GMP has paid the clinical trial organization the $1.0 million.

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

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.7 million as of September 30, 2023, and December 31, 2022, respectively.

During the three and nine months ended September 30, 2023, the Company incurred approximately $22,700 and approximately $67,300 of interest expense, respectively. During the three and nine months ended September 30, 2022, the Company incurred approximately $22,700 and approximately $66,500 of interest expense, respectively.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO - a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of approximately $691,000. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2023. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of September 30, 2023, and December 31, 2022, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	September 30,	December 31,
	2023	2022

Autotelic Related party convertible note, 5% coupon December 2023	$276,927	$267,553
CFO Related party convertible note, 5% coupon December 2023	83,080	80,266
Accredited investors convertible note, 5% coupon December 2023	413,730	399,722
	$773,737	$747,541

During the three and nine months ended September 30, 2023, the Company recognized approximately $8,700 and approximately $26,000 of interest, respectively.

At September 30, 2023, and December 31, 2022, accrued interests on these convertible notes totaled approximately $75,000 and approximately $49,000, respectively.

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

During the nine months ended September 30, 2023, the Company converted the balance of approximately $243,000 of Blue Lake convertible note, inclusive of accrued interest, into 3,466,583 shares of the Company’s Common Stock, and which fully retired the convertible note as of September 30, 2023. Further, during the nine months ended September 30, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of September 30, 2023.

As of September 30, 2023, and December 31, 2022, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	September 30,	December 31,
	2023	2022
Blue Lake Partners LLC Convertible note, 16% coupon, December 2021 (In default and inclusive of accrued interest)	-	227,817
Fourth Man LLC Convertible note, 16% coupon December 2022 (In default and inclusive of accrued interest)	-	112,500
Convertible notes, gross	$-	$339,687
Less: Debt discount recorded	-	(500,000)
Amortization debt discount	-	500,000
Convertible notes, net	$-	$339,687

The Company recognized approximately $0 and approximately $18,300 of interest during the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $150,000 and $0 of interest during the three and nine months ended September 30, 2022, respectively. The balance of accrued interest was $0 and approximately $30,000 as of September 30, 2023, and December 31, 2022, respectively. The Company recognized approximately $0 and approximately $0.7 million of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature as of September 30, 2023, and 2022, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $0.5 million for the nine months ended September 30, 2023, and 2022, which is included in interest expense in the consolidated statements of operations.

The note included a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the two notes at maturity date, the Company accrued an additional approximately $68,000 resulting from this default feature, which is included in the consolidated balance sheets as of September 30, 2023 and December 31, 2022. The balance of the default feature was approximately $22,500 at September 30, 2023.

As of September 30, 2023 and December 31, 2022, Fourth Man convertible note, net of debt discount, consist of the following amounts;

	September 30,	December 31,
	2023	2022
Fourth Man Convertible note, 12% coupon March 2022 (Inclusive of interest and default provision)	$303,393	$340,959
Unamortized debt Discount	-	(61,301)

Convertible notes, net	$303,393	$279,658

The March 2022 Fourth Man Financing balance was approximately $300,000 and $280,000 as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the balance includes the remaining principal of $210,000, accrued interest of approximately $16,800 and approximately $70,000 of accrued default penalty pursuant to the terms of the underlying agreement. Accrued interest was approximately $17,000 and approximately $23,000 at September 30, 2023 and December 31, 2022, respectively. The Company recognized approximately $17,000 and approximately $25,000 of interest during the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $7,500 and approximately $15,000 of interest during the three and nine months ended September 30, 2022, respectively.

The Company recognized approximately $36,000 and approximately $63,700 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature (prior to the adoption of ASU 2020-06) during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, and December 31, 2022, the balance of the unamortized debt discount was $0 and $61,301, respectively. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

During the nine months ended September 30, 2023, the Company converted $40,000 in principal and $30,000 in accrued interest into 1,025,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at maturity date, the Company accrued an additional $70,000 resulting from this default feature. Further, in October 2023, Fourth Man converted a portion of the March 2022 debt, including interest, default penalty and conversion fee, of approximately $71,000 for 1,025,000 shares of the Company’s Common Stock.

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

As of September 30, 2023 and December 31, 2022, the May 2022 Mast Financing, net of debt discount, consisted of the following amounts:

	September 30,	December 31,
	2023	2022

Mast Hill Convertible note, 16% coupon May 2023, inclusive of accrued interest and penalty	$881,284	$847,000
Convertible notes, gross	$881,284	$847,000
Less: Debt discount recorded	(605,000)	(605,000)
Amortization debt discount, net of reversal of original and unamortized BCF	605,000	333,119
Convertible notes, net	$881,284	$575,119

The Company recognized approximately $104,000 and $72,600 of accrued interest as of September 30, 2023, and December 31, 2022, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date and additional coupon at the default rate since the May 2022 Mast financing is past maturity and in default as of September 30, 2023. The Company recognized approximately $0 and approximately $146,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $196,200 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the nine months ended September 30, 2022.

Effective January 1, 2023, the Company adopted ASU 2020-06, which resulted in the reversal of the original BCF amount to additional paid in capital for approximately $0.2 million, a reversal of the unamortized debt discount related to the BCF for approximately $0.1 million, with the balance of approximately $0.1 million being recorded through retained earnings

June 2022 Financing

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

As of September 30, 2023 and December 31, 2022, the June 2022 Blue Lake Note, net of debt discount, consisted of the following amount. No similar amount was outstanding as at December 31, 2022:

	September 30,	December 31,
	2023	2022

Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest	$482,400	$469,000
Convertible notes, gross	$482,400	$469,000
Less Debt discount recorded	(332,748)	(332,748)
Amortization debt discount, net of reversal of original and unamortized BCF	332,748	173,941
Convertible notes, net	$482,400	$310,193

The Company recognized approximately $0 and approximately $62,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $90,600 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and BCF (prior to adoption of ASU 2020-06) during the nine months ended September 30, 2022. The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings. As of September 30, 2023, these notes are in default. However, the Company has not received notification of default from the lender. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of September 30, 2023 compared to December 31, 2022, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	September 30, 2023	December 31, 2022
Short term advance from CFO – Related Party	$35,050	$25,050
Short term advances – bridge investors & others	210,000	245,000
Short term advances – Autotelic Inc. – Related Party	1,220,000	120,000
	$1,465,050	$390,050

During the year ended December 31, 2021, the Company’s CFO provided short term advances of approximately $45,000. Of that amount, $20,000 was repaid to the CFO in January 2022. In the nine months ended September 30, 2023, the company’s CFO provided additional short-term advance of $10,000. As such approximately $35,000 was outstanding at September 30, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes and $20,000 was repaid. During the nine months ended September 2023, the CFO provided an additional advance of $10,000. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the nine months ended September 2023, an additional $35,000 was repaid to one of the bridge investors. Approximately $210,000 was outstanding as short-term advances from bridge investors as of September 30, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the nine months ended September 30, 2023 Autotelic provided $1.1 million in various short-term loans to the Company. As such, $1.2 million was outstanding and payable to Autotelic at September 30, 2023.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of September 30, 2023, the JV had approximately $22.8 million in assets, not including GMP Bio’s capital subscriptions of approximately $19.4 million; recorded approximately $2.2 million in liabilities and incurred approximately $4.5 million in operational expenses for the nine months ended September 30, 2023. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of September 30, 2023, the Company does not believe the fair value of the JV has changed and hence has not recorded a change in value.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT (PPM-1) AND JH DARBIE FINANCING

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

In July 2023, The Company converted the debt of fifteen (15) accredited investors from the JH Darbie Financing (now referred to as “PPM-1”) into the new subscription agreements under the new financing (“PPM-2”- See Note 8 below), which resulted in conversion of $1.0 million of old debt into new debt to the Company.

As of September 30, 2023 and December 31, 2022 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	September 30, 2023	December 31, 2022
Convertible promissory notes
Subscription agreements - accredited investors	$1,305,046	$2,441,471
Subscription agreements – related party	125,000	124,547
Total convertible promissory notes	$1,430,046	$2,566,018

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

For more information on the private placement, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022. During the nine months ended September 30, 2023, the Company repaid one unit holder, who held 4 units, who will not be participating in the new JH Darbie financing.

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $8,400 and approximately $71,000 for the nine months ended September 30, 2023 and 2022, respectively, which is included in interest expense in the statements of operations.

As of September 30, 2023, the PPM-1 Notes are in default as these notes were to be paid at the end of March 2023. The Company and JH Darbie have started a new private placement financing under which the earlier PPM participants will roll over their investments into the new private placement. In this connection, 40 unit holders, comprising 15 accredited investors, have already converted their notes into the new private placement. The Company is still working with the remaining prior JH Darbie financing investors to roll over their promissory notes into the new private placement. While the Company is fairly confident most, if not all the prior PPM investors, will roll over their debt into the new private placement. After September 30, 2023 and as of the date of this report a further 42 unit holders comprising 27 investors have further converted their units into the new private placement and one more unit holder declined to participate in the new private placement and the note has been repaid.

NOTE 8 – PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

In July 2023, the Company entered into a series of subscription agreements with certain accredited investors (the “financing”) whereby the Company issued and converted a total of 40 Units, with each Unit consisting of:

●	One 16% convertible unsecured promissory note (the “Note”) of $25,000, convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share (“Oncotelic warrant”).

The Company converted the debt of fifteen (15) accredited investors from the previous PPM (“PPM -1”- See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $1.0 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July 2023 conversion. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie. Subsequently, the Company paid JH Darbie an advance of $75,000 for processing the first tranche of the Financing and the balance of their fees of $75,000 in July 2023, when the Financing for both Tranche 1 and Tranche 2 was closed. The issuance of the Units in July 2023 represented the first two tranches of the Financing (“Tranche 1 & 2”). Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 13 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 40 units, JH Darbie was entitled to earn a total of 1,300,000 warrants. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. This conversion constituted to be Tranche 3 of the July 2023 PPM and the terms and conditions of such conversion are the same as that of the first 2 Tranches.

In connection with the consummation of Tranche 1, 2 and 3 of the July 2023 PPM, the Company entered into a Registration Rights Agreement granting certain registration rights with respect to the shares of the Company’s Common Stock issued in connection with the financing, as well as the shares of the Company’s Common Stock issuable upon exercise of the Warrants. The issuance of the Units is exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock and warrants and any shares of common stock issuable upon exercise of the warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

As of September 30, 2023, and December 31, 2022, debt recorded under PPM-2, net of debt discounts and including accrued interest, consist of the following amounts:

	September 30, 2023	December 31, 2022
Convertible promissory notes
Subscription agreements - accredited investors	$899,099	$-
Total convertible promissory, net of discounts	$899,099	$-

The Company incurred approximately $0.2 million of issuance costs under the PPM-2 and are incremental costs directly related to the issuance of the various instruments bundled in the offering. Concurrently with the PPM-2, JH Darbie was granted a total of 1,300,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

●	Term: through December 31, 2025
●	Coupon: 16%
●	Convertible at the option of the holder at any time into the Company’s common stock
●	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction resulted in a loss from debt extinguishment of approximately $95,000, which is presented in other expense in the consolidated statements of operations in the nine months ended September 30, 2023. The estimated volume weighted grant date fair value of approximately $0.008 per share associated with the warrants to purchase up to 11,300,000 shares of common stock issued in this offering, or a total of approximately $95,000, was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	145.1%
Risk-free interest rates	4.94%
Dividend	0.00%

The Company recorded an initial debt discount of approximately $160,000 during the three months ended September 30, 2023. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $18,600 for the three and nine months ended September 30, 2023, which is included in interest expense in the statements of operations. No similar debt discounts, debt issuance costs or amortizations were recorded during the same periods of 2022.

During the three and nine months ended September 30, 2023, the Company incurred approximately $37,000 of interest expense related to the convertible notes. No similar interest expense was recorded during the same periods of 2022.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Expenses related to the MSA were $0 for the three months ended September 30, 2023 as compared to approximately $10,000 for the same period of 2022. The Company owed Autotelic, Inc. approximately $0.3 million at September 30, 2023 and December 31, 2022 respectively.

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

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the nine months ended September 30, 2023, Autotelic has provided $1.1 million in short term advances to the Company. As such, approximately $1.2 million was outstanding and payable to Autotelic at September 30, 2023.

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

No expense was recorded during the three and nine months ended September 30, 2023 or 2022, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the nine months ended September 30, 2023 related to this Agreement as compared to $75,000 during the same period in 2022. No similar expense was recorded during the three months of June 30, 2023 or 2022. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

During the nine months ended September 30, 2023, the Company did not sell any shares of Common Stock under the EPL, as compared to the Company having sold a total of 1.3 million shares of Common Stock to Peak One, at prices ranging from $0.09 and $0.25, for total gross proceeds of approximately $0.2 million, net of issuance costs, during the nine months ended September 30, 2022.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the nine months ended September 30, 2023

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

In July 2023, Fourth Man converted approximately $43,000 balance in principal and accrued interest into 627,538 shares of Common Stock.

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

NOTE 12 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of September 30, 2023, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the nine months ended September 30, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46
Outstanding at September 30, 2023	24,177,761	0.21

		Weighted
For the nine months ended September 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Issued	9,100,000	0.10
Outstanding at September 30, 2022	25,690,261	$0.23

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 19, 2023.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2023:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.1 to 0.15	16,250,000	8.4	$0.11	6,057,500
0.16 to $0.21	5,502,761	7.7	0.16	5,502,761
0.22 to $0.37	1,550,000	4.2	0.27	1,550,000
0.72 to $1.42	500,000	2.4	0.72	500,000
1.44 to $15.00	375,000	1.6	4.14	375,000

	24,177,761	7.7	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of September 30, 2023, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2022. Of the approximately 14 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The Company amortized $0 stock compensation expense during the nine months ended September 30, 2023 on the 2021 and 2022 grants. The Company recorded $0.6 million of similar expense during the same period of 2022.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For mor information on the warrant issuances, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of September 30, 2023 and 2022 are summarized as follows:

For the nine months ended September 30, 2023		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the nine months ended September 30, 2023	11,300,000	0.12
Cancelled during the nine months ended September 30, 2023	(42,737,500)	0.20
Outstanding at September 30, 2023	49,635,355	$0.15

For the nine months ended September 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the nine months ended September 30, 2022	38,623,816	0.15-0.20
Exercised / cancelled during the nine months ended September 30, 2022	(9,615,385)	0.13
Outstanding at September 30, 2022	82,322,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at September 30, 2023:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	3.15	0.13	961,539
0.15	33,000,066	0.50	0.15	33,000,066
0.20	4,373,750	3.50-3.73	0.20	4,373,750
0.20	11,300,000	1.77	0.12	11,300,000
	49,635,355	1.12	$0.15	49,635,355

NOTE 13 – INCOME TAXES

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Third Party Service Provider Claim

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The court overruled the previous judgement and now the Company has sued the third-party service provider. The Company anticipates that the court’s decision will be in favor of the Company due to the reasons described above.

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

NOTE 15 – SUBSEQUENT EVENTS

Tranche 3 of July 2023 PPM

In October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt , under PPM 2, to the Company. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

Conversion of Debt to Equity by Fourth Man

In October 2023, Fourth Man converted a portion of the March 2022 debt, including interest, default penalty and conversion fee, of approximately $71,000 for 1,025,000 shares of the Company’s Common Stock.

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

For information on the JV, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements above.

New Private Placement with JH Darbie

In July 2023, the Company completed entering into subscription agreements with certain accredited investors (“Subscription Agreement”), whereby the Company issued a total of 40 units (“Units”), with each Unit consisting of (i) one convertible promissory note issued by the Company (the “Note”), convertible into up to 250,000 shares of 250,000 shares of the Company’s common stock, par value $0.01 per share (“the Company’s Common Stock”), at a conversion price of $0.10 per Company’s Common Stock; and (iii) 250,000 warrants (the “Warrants”) to purchase an equivalent number of shares of Company Common Stock at $0.12 per share (the “Financing”). The Company converted the debt of 15 accredited investors, equal to 40 units of PPM-1, into the current Subscription Agreements, which resulted in $0 gross proceeds and conversion of $1.0 million of old debt into new debt to the Company. These conversions were for the prior private placement by JH Darbie (See Note 7 of these Notes to Unaudited Financial Statement). Placement agent fees of $150,000 were paid to JH Darbie & Co., Inc. (“JH Darbie). JH Darbie and the Company are parties to a placement agent agreement, dated March 10, 2023 (“Agreement”) pursuant to which DH Darbie has the right to sell a minimum of 10 Units and a maximum of 200 Units on a best efforts basis.

For more information on the prior JH Darbie Financing, review Note 7 of this Quarterly Report.

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

November – December 2021 and March 2022 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. As of September 30, 2023, the debt under the November – December 2021 and March 2022 Financing, including accrued interest and penalty, has been fully converted in Company’s Common Stock.

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

Short-term loans

During the year ended December 31, 2021, the Company’s CFO provided short term advances of approximately $45,000. Of that amount, $20,000 was repaid to the CFO in January 2022. In the nine months ended September 30, 2023, the company’s CFO provided additional short-term advance of $10,000. As such approximately $35,000 was outstanding at September 30, 2023.

During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes and $20,000 was repaid. During the nine months ended September 2023, the CFO provided an additional advance of $10,000. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the nine months ended September 2023, an additional $35,000 was repaid to one of the bridge investors. Approximately $210,000 was outstanding as short-term advances from bridge investors as of September 30, 2023.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the nine months ended September 30, 2023 Autotelic has provided $1.1 million in various short-term loans to the Company. As such, $1.2 million was outstanding and payable to Autotelic at September 30, 2023.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended September 30, 2023 to the three Months Ended September 30, 2022

A comparison of the Company’s operating results for the three months ended September 30, 2023 and 2022, respectively, is as follows.

	September 30, 2023	September 30, 2022	Variance
Service revenue	70,000	-	70,000
Total revenue	70,000	-	70,000
Operating expense:
Research and development	21,221	1,700	19,521
General and administrative	34,301	593,739	(559,438)
Total operating expense	55,522	595,439	(539,917)
Income (loss) from operations	14,478	(595,439)	609,917
Interest expense, net	(185,424)	(606,824)	421,400
Reimbursement for expenses – related party	-	237,165	(237,165)
Change in the value of derivatives on debt	306,836	105,662	201,174
Loss on debt conversion	(94,829)	-	(94,829)
Net income (loss) before controlling interests	$41,061	$(859,436)	$900,497

Net Income ( Loss)

We recorded a net income of approximately $41 thousand for the three months ended September 30, 2023, compared to a net loss of approximately $0.9 million for the three months ended September 30, 2022. The lower loss of approximately $0.9 million for the three months ended September 30, 2023 as compared to the same period of 2022 was primarily due to reduced operating expenses of approximately $0.5 million, lower interest expense of approximately $0.4 million, change in value of derivatives on debt of approximately $0.2 million, offset by lower reimbursement of expenses by a related party of approximately $0.2 million and a loss on conversion of debt of approximately $0.1 million.

Service Revenue

During the three months ended September 30, 2023, we recorded service revenue of $70,000 as received from the Biomedical Advanced Research and Development Authority (BARDA) for certain services related to our work on their long COVID research. As BARDA has terminated the service contract, we do not expect to record any further revenues under the contract. No similar revenues were recorded during the same period ended September 30, 2023.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $20 thousand for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to marginally higher operational expenses of approximately $20 thousand.

As a result of our JV, we expect our R&D expense to remain steady or reduce for the remainder of the year 2023, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.6 million, from approximately $34 thousand for the three months ended September 30, 2023 compared to approximately $0.6 million for the three months ended September 30, 2022. This reduction was primarily due to lower stock based compensation expense of approximately $0.6 million incurred during the three months ended September 30, 2022 as compared to same period in 2023.

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2023. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.2 million for the three months ended September 30, 2023 primarily in connection with debt raised from various convertible notes and the two private placements through JH Darbie, November/December 2021 Financing and May/June 2022 financing as compared to approximately $0.6 million for the same period of 2022, in connection with debt raised from convertible notes and JH Darbie during 2021. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $0.2 million, by Autotelic Inc. a related party, during the three months ended September 30, 2022 on behalf of our JV. No similar reimbursements were recorded during the three months ended September 30, 2023.

Change in Value of Derivatives

During the three months ended September, 2023, we recorded approximately $0.3 million due to a change in value upon conversion of certain debt to liabilities as a derivative on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.1 million change during the same period in 2022. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Loss of conversion of debt

The Company recorded a loss on conversion of debt of approximately $0.1 million for the three months ended September 30, 2023, upon the conversion of debt under the March 2022 Note. No similar loss was recorded during the three months ended September 30, 2022.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

A comparison of the Company’s operating results for the nine months ended September 30, 2023 and 2022, respectively, is as follows.

	September 30, 2023	September 30, 2022	Variance
Service Revenue	$70,000	$-	$70,000
Total Revenue	70,000	-	70,000
Operating expense:
Research and development	50,148	690,705	(640,557)
General and administrative	471,258	4,505,256	(4,033,998)
Goodwill impairment	6,083,146	-	6,083,146
Total operating expense	6,604,552	5,195,961	1,408,486
Loss from operations	(6,534,552)	(5,195,961)	(1,338,486)
Interest expense, net	(837,100)	(1,999,164)	1,162,064
Gain on derecognition of non-financial asset	-	16,951,477	(16,951,477)
Reimbursement for expenses – related party	72,246	484,657	(412,411)
Change in the value of derivatives on debt	(20,758)	37,740	(58,498)
Loss on conversion of debt	(94,829)	(257,810)	162,981
Net income (loss) before controlling interests	$(7,414,993)	$10,020,939	$(17,435,933)

Net Income (loss)

We recorded a net loss of approximately $7.4 million for the nine months ended September 30, 2023 as compared to net income of approximately $10 million for the nine months ended September 30, 2022. The higher net income of approximately $17.4 million for the nine months ended September 30, 2023 as compared to the same period of 2022, was primarily due to due to gain on the derecognition of a non-financial asset of approximately $17 million, higher operating expense of approximately $1.4 million, lower reimbursement for expenses of approximately $0.4 million, higher loss on conversion of debt of approximately $0.2 million, and higher interest expense of $1.2 million and lower loss on conversion of debt of approximately $0.1 million.

Service Revenue

During the nine months ended September 30, 2023, we recorded service revenue of $70,000 as received from the Biomedical Advanced Research and Development Authority (BARDA) for certain services related to our work on their long COVID research. As BARDA has terminated the service contract, we do not expect to record any further revenues under the contract. No similar revenues were recorded during the same period ended September 30, 2023.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to reduced compensation cost of $0.5 million and reduced clinical trial cost of approximately $0.1 million. As a result of our JV with Dragon and GMP Bio, the JV has absorbed most of the compensation costs as well as some of the operational costs during the nine months ended September 30, 2023.

As a result of our JV, we expect our R&D expense to remain steady or decrease for the remainder of the year 2022, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $4.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to lower stock-based compensation expense of approximately $2.9 million on issuance of warrants, lower stock based compensation of approximately $0.6 million, lower compensation costs of approximately $0.4 million and lower legal costs of approximately $0.1 million.

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2023. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded a goodwill impairment of approximately $6.1 million on the approximately $12 million goodwill, which we recorded upon our acquisition of PointR, for the nine months ended September 30, 2023. No similar impairment was recorded for the same period of 2022. The impairment was recorded during the second quarter of 2023, as we observed a significant decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry. These were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted as the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value, solely based on the market capitalization.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.8 million for the nine months ended September 30, 2023 primarily in connection with debt raised from convertible notes, the 2 JH Darbie Financings, November/December 2021, March 2022 Financing and May/June 2022 Financing, as compared to approximately $2.0 million for the same period of 2022, in connection with debt raised from convertible notes.

Reimbursement of expenses

The Company was reimbursed approximately $0.1 million during the nine months ended September 30, 2023 as compared to approximately $0.5 million, by Autotelic Inc. a related party, during the nine months ended September 30, 2022 on behalf of our JV.

Gain on Derecognition of Non-financial Asset

During the nine months ended September 30, 2022, we recorded a gain of approximately $17 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc. No similar gain was recorded during the same period of 2023.

Change in Value of Derivatives

During the nine months ended September, 2023, we recorded a reduction of approximately $21 thousand due to a change in value upon conversion of certain debt to liabilities as a derivative on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $38 thousand change during the same period in 2022. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Loss on Conversion of Debt

During the nine months ended September 30, 2023, we recorded a loss of $0.1 million on conversion of debt as compared to a loss of approximately $0.3 million during the same period of 2022, related to the difference in fair value to the price at which the debt was converted.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2023	December 31, 2022
Cash, including restricted cash of $20	$288	$261
Negative working capital	(17,645)	(16,620)
Stockholders’ Equity, after non-controlling interests	12,086	19,193

The Company has incurred net accumulated losses of approximately $32.8 million, negative working capital of approximately $17.6 million and negative cash flow from operations of approximately $0.9 million at September 30, 2023. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($ in ‘000’s)

	Nine month ended September 30,
	2023	2022
Net cash used in operating activities	$(948)	$(1,372)
Net cash provided by financing activities	975	1,057
Increase (decrease) in cash	$27	$(1,372)

Operating Activities

Net cash used in operating activities was approximately $0.9 million for the nine months ended September 30, 2023. This was due to the net loss of approximately $7.4 million, primarily offset by non-cash goodwill impairment of approximately $6.1 million, non-cash loss on debt conversion of approximately $0.1 million, change in pair value of derivatives of approximately $21,000 and changes in operating assets and liabilities of approximately $0.3 million.

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

Financing Activities

For the nine months ended September 30,2023, net cash provided by financing activities was approximately $1.0 million, primarily due to short term loans and convertible debt of approximately $1.1 million, offset by repayments to one PPM debt holder and short term loans of approximately $0.1 million

For the nine months ended September 30,2022, net cash provided by financing activities was approximately $1.1 million, due to a receipt of cash from sale of shares under the EPA of approximately $0.2 million, a short-term convertible loan GMP of $0.5 million, approximately $1.0 million under the March 2022, May 2022 and June 2022 notes, offset by repayments of debt of approximately $0.5 million to certain note holders and approximately $0.1 million repayments to one of our PPH note holder and certain short term lenders.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of September 30, 2023 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we hope to complete its planned execution of internal controls over financial reporting before December 31, 2023, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K/A, filed with the SEC on April 14, 2023 and April 19, 2023, respectively:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	8-K	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2
10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.11	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.12	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.13	Form of warrant	8-K	07/13/2023	10.3

10.14	Form of note	8-K	07/13/2023	10.4

10.15	Registration Rights Agreement	8-K	07/13/2023	10.5

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2022 and December 31, 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2023

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 14, 2023

