Form 10-K
period 2023-12-31
Oncotelic Therapeutics, Inc.
filed 2024-04-12
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2022 was approximately $5,355,464.

As of April 11, 2024, the aggregate number of outstanding shares of common stock of the registrant was 399,683,858.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This 2023 Annual Report on Form 10-K (this “Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense, including that to fund our clinical and other development programs; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current or future executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete or may not generate revenues as expected or at all; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the development of and the process of commercializing AI/Blockchain and other technologies for supporting the development of OT- 101 and Artemisinin for COVID-19, OT-101, including development of OT-101, Artemisinin, OXi4503, CA4P and our 2021 in-licensing of apomorphine; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the entering into any corporate transactions to develop our products through partnerships, joint ventures or other corporate transactions; our ability to make a proposed initial public offering between us and our joint-venture partners for the joint venture, statements about future plans related to the operations of the JV, taking the JV into an initial public offering or the success thereof: building and the success of our nanoparticle platform and the related success of launching the platform, the success of the launch of Pet2DAO, a corporation with a DAO infrastructure, the success of Pet2DAO and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2DAO, the actual filing of a registration statement and approval of the tokens as registrable securities with the Securities and Exchange Commission (“SEC”) through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; our ability to form alliances with other third parties to develop the products in our pipeline through partnerships, joint ventures, mergers or acquisitions; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; unfavorable global epidemic and pandemic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this document or any document incorporated by reference herein or therein.

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

ii

PART I

ITEM 1. BUSINESS

Company Background

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO, Inc., a Delaware and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19 through its joint venture, GMP Biotechnology Limited (“GMP Bio”), with Dragon Overseas Capital, Limited (“Dragon”), Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The Company is also planning to address the animal health industry through Pet2DAO. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our internet address is www.oncotelic.com.

Amendments to Certificate of Incorporation

For information on the amendments to the Certificate of Incorporation, refer to our 2021 or 2022 Annual Report on Form 10-K previously filed with the SEC.

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc through a reverse merger in 2019, we realigned the company pipeline to focus on rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, which was transferred to our joint venture as part of the joint venture agreement (see “JV” below), pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. The strategy of the Company aims to capitalize on a voucher program in the United States (“US”). By focusing on capitalizing on the RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large monetary value upon regulatory approval, which can be upwards of several million dollars. Approval in the US could allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications could be conducted following the positive interim read of the pediatric trials. This approach maximizes return on investment for the shareholders.

Concurrently we also explore opportunities to create value for shareholders by forming strategic alliances and/or licensing our product portfolio. In this connection, in March 2022, the Company entered into a joint venture (“JV”) with Dragon, affiliates of Golden Mountain Partners, to form GMP Biotechnology, Limited (“GMP Bio”). GMP Bio and the Company are also looking to take the JV into an initial public offering (“IPO”) of the JV and which is anticipated to be a liquidity event for Company, especially if the IPO is successful. While we believe that the IPO can be completed and would be successful, we cannot provide assurance for either of the events to occur; or if they occur, then they would be successful.

We believe we are well positioned as a biotech company with our drug candidate OT-101 through our JV- targeting high value TGF-β2 for various cancers and COVID-19, PointR artificial intelligence (“AI”) for clinical trials, research and development, Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, our vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”).

We also plan to develop OT-101, through our JV, an antisense against TGF-β2 – for the treatment of various viruses, which would include the severe acute respiratory syndrome (“SARS”) and the coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. This was a randomized, double-blind, placebo-controlled Phase 2 study intended to evaluate the safety and efficacy of OT- 101 in adult patients hospitalized with positive COVID-19 and pneumonia. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study, looking at OT-101 and long COVID- 19, in conjunction with the Biomedical Advanced Research and Development Authority (“BARDA”); however, BARDA discontinued that program with the Company.

In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19 (“SARS-CoV-2”). Again with the impact of COVID-19 reducing over the past year or so as well as not being able to obtain any regulatory approvals for the selling and distribution of Artemisinin, we have put on hold any further development of Artemisinin, till we have another virus. For more information on Artemisinin, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023. We will focus on any future development on Artemisinin against other respiratory viruses with unmet needs when the circumstances arise.

In September 2021, Oncotelic entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic the exclusive right and license to certain Autotelic Patents for AL-101 - an intranasal apomorphine asset with clear 505(b)2 pathway to approval for PD as well unique mechanism of action for treatment of ED and FSD. For more information on AL-101, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023.

We currently have eight primary drug and AI technology programs we are seeking to advance, presently or in the future:

●	Intranasal drug and delivery system for intra-nasal Apomorphine for the treatment of PD, ED and FSD.

●	CA4P- a vascular disrupting agent (“VDA”) - in combination with Ipilimumab for the treatment of solid tumors with focus on melanoma in adult and pediatric melanoma. A RPD has been granted to the Company by the FDA for pediatric melanoma.

●	Oxi4503- a second generation VDA - for the treatment of liquid tumors with focus on childhood leukemia. A RPD has been granted to the Company by the FDA for AML.

●	OT-101 - an antisense against TGF-β2 –for the treatment of various cancers. This is being advanced through our JV.

●	OT-101 - an antisense against TGF-β2 –for the treatment of various viruses, including SARS and the current COVID-19, on its own and in conjunction with other compounds. This is being advanced through our JV.

●	Artemisinin – a natural derivative from an Asian herb Artemisia Annua - Artemisinin has shown to be highly potent at inhibiting the ability of various viruses to multiply. This will be advanced through our JV at an appropriate time.

●	Backoffice support using PointR fabric cluster computing grids for blockchain/AI for pharmaceutical manufacturing and clinical trials and monitoring; and PointR AI for drug development through various stages of development. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology.

●	Developing AI based technologies to enhance the development and commercialization of support technologies. Further, as part of the JV Agreement, the JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology.

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will be looking to develop products for the animal health space. The Company will initially issue regular tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO, called PDAO, to its employees, shareholders and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various animal health related programs. In the future, the Company will evaluate and plans to register these tokens with the SEC to make such Tokens freely tradable.

Our products, including our JV products, under development

AL-101: PD/ ED/FSD

Oncotelic acquired AL-101 for the intranasal delivery of apomorphine for the treatment of PD. Over 60,000 new patients being diagnosed with PD in the United States and currently there are over 1 million patients in the US and expected to increase to over 1.2 million by 2030. In addition, approximately 10 million suffer from this disease globally. https://www.parkinson.org/Understanding-Parkinsons/Statistics. AL-101 is also being developed for ED. ED is the most prevalent male sexual disorder globally. The percentages of men affected by ED are as follows: 14.3- 70% of men aged 60 years, 6.7-48% of men aged 70 years, and 38% of men aged 80 years (Geerkens MJM et al. (2019). Eur Urol Focus. pii: S2405-4569(19)30079-3). However, with the increasing administration of PDE5 inhibitors in clinical practice, it was found that approximately 30-35% of ED patients are treatment failures (McMahon CN et al. (2006). BMJ, 332: 589-92). AL-101 is designed to target treatment failure ED patients who do not respond to PDE5 inhibitors. Through similar mechanism of action, AL-101 is being developed for FSD. FSD is a prevalent problem, afflicting approximately 40% of women and there are few treatment options. FSD is more typical as women age and is a progressive and widespread condition. (Allahdadi, KJ et al. (2009) Cardiovascular & hematological agents in medicinal chemistry, 7(4), 260-269). There is no available drug for the treatment of FSD. In June 2019, the FDA approved Vyleesi (bremelanotide) to treat acquired, generalized hypoactive sexual desire disorder (“HSDD”) in premenopausal women. This is the only available drug treatment. Vyleesi has essentially replaced the only other drug for HSDD, however, it has a long list of drug-drug interactions, including commonly used antidepressants, such as fluoxetine and sertraline. In addition, it has a black box warning regarding its use with alcohol, a combination that has been associated with hypotension and syncopal episodes. Therefore, there is an urgent need for effective therapy against FSD and HSDD.

CA4P as an Immuno-Oncology Agent

Radiation therapy, recognized for its potent cytotoxic effect on cancer cells by inducing direct DNA damage, can sometimes elicit a systemic antitumoral response. Irradiation releases a plethora of neoantigens and pro- inflammatory cytokines, acting like an in-situ vaccine, resulting in tumor regression within the primary site, but may also occasionally result in regression of distant secondary lesions. This regression of distant cancer metastases when the primary tumor is irradiated is defined as the abscopal effect. Yet, an abscopal effect with radiotherapy alone occurs infrequently, signifying that the antitumor immunity caused by radiation is not sufficient to abolish the tumor and its metastases nor able to prevent the metastatic process or the immunosuppressing effect the cancer exhibits on the host’s systemic macroenvironment. Recently, several studies have confirmed the synergistic antitumoral immunity caused by the combination of radiation with immunotherapy, which has demonstrated a durable abscopal effect in patients with advanced malignancies. Postow, et al, Golden, et al, Hinicker, et al and others have all described early findings of a reproducible abscopal effect when combining irradiation with Ipilimumab and/or Nivolumab.

Similarly, CA4P causes rapid and widespread tumor cell necrosis. A number of laboratories have shown that the type of tumor cell death induced by ischemic necrosis not only controls the presence or absence of specific tumor antigens, but also can result in immunological responses ranging from immunosuppression to anti-tumor immunity. The terms “immunogenicity of cell death” or “immunogenic cell death” (ICD) is often used by scientists to describe the ability of dead/dying cells (especially of tumor cells) to mount antigen-specific and particularly CD8 + T-cell- mediated adaptive immune responses and not simply lead to innate inflammation. CD8 + T-cells play a significant role in tumor protection and development of this type of immunity. A modernized concept has emerged which defines immunogenic cell death in general because of mutual or consequent processes including endoplasmic reticulum stress release of “find-me” signals (e.g., ATP), exposure of “eat-me” signals (e.g., calreticulin, phosphatidylserine) and damage-associated molecular patterns (DAMPs [HMGB1, F-actin]). These molecular changes might occur in the cells undergoing necrotic death. These and other signals appear to be relevant to the potential for CA4P to increase immunogenicity following induction of ischemic necrosis.

Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti- CTLA4 antibody monotherapy.

Three of four follow-up preclinical studies confirmed that CA4P combined with immuno-oncology agents could delay tumor growth. Follow-up studies were conducted in a CT26-32 colon cancer model, a larger tumor EMT- 6 mammary cancer model, and a C3H mammary cancer model. Studies in a CT-26-32 colon cancer animal model using CA4P combined with anti-CTLA4 antibodies demonstrated a 77% reduction in tumor size compared to immuno- oncology agents alone, and an 89% reduction in tumor size compared to control. This large tumor model also showed a survival benefit for the animals receiving combination therapy, with all animals in the combination therapy group surviving to the end of the study, compared to no animals surviving on the control and only half of the animals surviving that received immuno-oncology agents alone.

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

The overall data from all these studies provides evidence that CA4P may enhance the activity of immuno- oncology agents for the treatment of cancer, including anti-CTLA4 antibodies. Furthermore, CA4P has clinical activity in melanoma in early clinical testing and repeated demonstration of CA4P mediated necrotic tumor cell death across 17 completed clinical trials and >500 patients. During various phase 1 studies, we found that CA4P treatment resulted in significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. The combination of CA4P with carboplatin and paclitaxel was well tolerated in the majority of patients with adequate premedication and had antitumor activity in patients who were heavily pretreated. Patients with advanced cancer refractory to standard therapy were treated with CA4P as a 10-min infusion, 20 h before carboplatin, paclitaxel, or paclitaxel, followed by carboplatin. Responses were seen in 10 of 46 (22%) patients with ovarian, esophageal, small-cell lung cancer, and melanoma. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. In melanoma animal model- B16-F10 murine melanoma experimental tumors- seventy- four hours after drug administration, a decrease in the number of tumor blood vessels was apparent and necrotic areas within tumors were visible. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for these patients above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

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

The FDA has granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug. Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti- CTLA4 antibody monotherapy. This application is based on observed CA4P activity in melanoma in early clinical testing. During various phase 1 studies, we found that CA4P treatment resulted in significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for the target pediatric population above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

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

Of these 29 patients, one was evaluable for safety analysis, but no EFS/OS data or response data were available for activity evaluations. Of the 28 patients evaluable for EFS/OS outcome analyses, 26 had AML and 2 had MDS. For the 26 AML patients, there were 4 CRs. The CR responses were associated with prolonged overall survival substantially better the median OS time: One patient who became eligible for allogeneic PBSCT remains alive, free- of-leukemia at 720+ days. The overall survival times were 434 days, 521 days, 535 days, and 720 days, respectively. The median OS time for the 4 patients who achieved a CR/CRi was 528 (95% CI: 434 - NA) days which was significantly better than the median OS time of 113 (95% CI: 77 - 172) days for the remaining 22 AML patients who did not achieve a CR (Log Rank = 11.8, P-value = 0.0006).

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

Development through our JV:

OT-101: An Antisense Against TGF-β2

The pharmaceutical development of OT-101 is being advanced through our JV. This is being reported here for informational purposes only.

Trabedersen (AP12009, OT-101) is a novel antisense oligodeoxynucleotide (“ODN”) developed by Oncotelic Inc. for the treatment of patients with pancreatic carcinoma, malignant melanoma, colorectal carcinoma, high-grade glioma (“HGG”), and other transforming growth factor beta 2 (“TGF-β2”) overexpressing malignancies (e.g., prostate carcinoma, renal cell carcinoma, etc.). Trabedersen is a synthetic 18-mer phosphorothioate oligodeoxynucleotide (“S- ODN”) complementary to the messenger ribonucleic acid (“mRNA”) of the human TGF-β2 gene.

TGF-β is a multifunctional cytokine with a key role in promoting tumor growth and progression including cell proliferation, cell migration, and angiogenesis. Above all, TGF-β is a highly potent immunosuppressive molecule. Inhibition of TGF-β overexpression in tumor tissue represents a novel multimodal treatment principle leading to the reduction of tumor growth, inhibition of metastasis, and restoration of host antitumor immune responses. Despite its recognized pivotal role in cancer, therapeutics targeting TGF-β have not been successful and many have failed due to toxicity issues possibly due to inhibition of TGF-β1 essential functions. The high level of homology between the various TGF-β isoforms is making it impossible to create mAb or small molecule inhibitor without TGF-β1 cross- inhibition. Therefore, Oncotelic Inc. chose to target TGF-β2 only using OT-101 antisense approach. The sequence of OT-101 can only target TGF-β2 and does not have any impact on other TGF-β isotypes. However, suppression of TGF-β2 directly by OT-101 would also result in suppression of TGF-β2 indirectly, but not TGF-β3.

Trabedersen is believed to reverse TGF-β’s immunosuppressive effects, rendering the tumor visible to a patient’s immune system and resulting in priming and specific activation of the patient’s anti-tumor immune response. OT-101 has completed multiple clinical trials with promising outcomes. OT-101, is being developed as a broad- spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Oncotelic plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. During phase 2 clinical trials in pancreatic cancer, melanoma, and colorectal cancers (Study P001) and in high-grade gliomas (Study G004), meaningful single agent activity with meaningful tumor reduction was observed, and OT-101 exhibited a favorable safety profile. Both partial and complete responses have been observed in the G004 Phase 2 clinical trial of OT-101 as a single agent in patients with aggressive brain tumors.

Oncotelic Inc.’s, and now the JV’s, self-immunization protocol (SIP©) is based on the novel and proprietary sequential treatment of cancers with OT-101 (antisense against TGF-β2) and chemotherapies. Proper Sequencing of treatments is key to optimal immunotherapy. Leveraging from its in-depth knowledge of TGF-β immunotherapy, Oncotelic Inc. ordered the various treatments in the following sequence: (1) expand immune reserve through IL-2 treatment or infusion of immune cells; (2) prime immune response with TGF-β inhibitor OT-101; (3) boost immune response with chemotherapy; and (4) revitalize the exhausted of immune response with checkpoint inhibitors. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. This process is termed Xenogenization process and can be: (1) hypermutation by temozolomide in the treatment of brain cancer, (2) immunogenic cell death by taxanes and 5FU in pancreatic cancer, or (3) necrotic cell death by VDA (vascular disrupting agent) in melanoma and MDS. Additionally, the Company believes that a rational combination of the Oncotelic Inc. SIP platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer. The combinations with IL-2 and NK are already partnered with external corporate partners. The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors.

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

We performed a meta-analysis of TGFβ2 gene expression in primary tumor specimens from 29 pediatric DIPG patients in the publicly available archived datasets. Our data provided unprecedented evidence that TGFβ2 is expressed at high levels in pediatric DIPG. Three TGFβ2 probe sets exhibited 1.8-2.5-fold increased levels of expression in DIPG patients. Our meta-analysis provided new evidence that TGFβ2 gene and its interactome are expressed in pediatric DIPG at significantly higher levels than in normal tissues or low-grade gliomas. Hence, TGFβ2 is an attractive molecular target for immunotherapy of pediatric DIPG.

The US FDA granted the Company a RPD for pediatric DIPG, which was transferred to the JV as part of the JV Agreement. The Company is likely to receive 50% of the value of the RPD, upto a maximum of $50 million, upon the RPD being sold to a third party should the JV decide to do so.

OT-101 for Treatments of Corona Viruses

When COVID-19 emerged in China, the Company and GMP collaborated to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Agreement”) in February 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, Oncotelic reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT- 101 showed that it was highly active against COVID-19. Further, in March 2020, the Company, Oncotelic Inc. and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Agreement, pending positive confirmatory testing against COVID-19. For more information on OT-101 for the treatment of Corona Viruses, refer to our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

A Phase 2 study for COVID-19 was completed for OT-101 in South America, that can expand into a Phase 3 trial in the event there is a resurgence in COVID-19. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study, looking at OT-101 and long COVID-19, in conjunction with the Biomedical Advanced Research and Development Authority (“BARDA”); however, BARDA discontinued that program with the Company.

Artemisinin for Treatment of COVID-19

Artemisinin derived from Chinese herb Artemisia annua L. (Sweet wormwood) has been used medicinally to treat fevers for centuries in China. Like other potential COVID-19 therapeutic agents such as Hydrochloroquine and Remdesivir, the efficacy of Artemisinin remains to be tested in well controlled and sufficiently powered clinical trials.

We discovered that Artemisinin was highly potent at inhibiting the ability of SARS-CoV-2 to multiply while also having an excellent safety index. The Company’s’ test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin has the potential to target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. The availability of Artemisinin as a pre-existing dietary supplement may allow it to be deployed in many countries, including developing countries where the healthcare system can easily be overwhelmed. Its safety was clearly superior to chloroquine and remdesivir. The Company’s ARTI-19 trial in India was conducted by Windlas, the Company’s business partner in India, as part of the Company’s effort at deploying ArtiShieldTM across India, and a variation of that in Asia, Africa, and Latin America. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus.

AI/Blockchain: PointR/EdgePoint

PointR, an acquisition made in November of 2019, develops, and deploys high performance cluster computers and artificial intelligence (“AI”) technologies for inference processing of a camera-grid that are interconnected to create 360-degree vision-grid to track men and materials indoors. The scope was expanded to include the entire life cycle of a drug: discovery, clinical trials, and manufacturing. These grids provide real-time, localized decision- making, harvesting complex data from structured and unstructured sources. Originally intended to be used exclusively for operator tracking in manufacturing, the AI was broadened to automate surveillance and inspections in processing lines. In addition, AI is being targeted to provide support for clinical trials and pre-clinical research. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The vision grid can integrate and fuse data from any type of sensors or collection devices. For example, the platform is a network of activity detection cameras and proximity beacons functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

Manufacturing AI Deployment:

Leveraging its partnerships with industry leaders, the AI team plans to combine its own AI technology with industry standard Blockchain to transform drug manufacturing. The combined system has the potential to automatically record individual key steps in cGMP manufacturing operations including the flow of people, raw materials, and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient GMP manufacturing operations while simultaneously improving reliability and data security. The Company is in discussions with our JV partners for designing a nanoparticle manufacturing plant to produce its own as well as 3rd party products. The use of AI and machine learning will streamline operations, enhance efficiency, and create immutable audit records for regulators while reducing labor overhead and source of human errors. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

Taking Retail AI to Drug Manufacturing

Using its Amazon-Go-like cashier-less AI proprietary technology, EdgePoint intends to address the human element in the drug manufacturing industry. Its TrustPoint product is designed to track men and materials with a camera grid and commit each transaction to a series of immutable blockchain records that are irrefutable permanent record of men and materials. The addition of blockchain technology enables manufacturers to conduct audits in a reliable and streamlined manner in a trustworthy system. This automation of manual verification eliminates wasted and indeterministic human cycles. The product is a novel and potentially disruptive application of AI neural networks and blockchain to ensure compliance with drug sponsors and the FDA while ensuring a return on investment (“ROI”) for manufacturers by slashing labor costs. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

Market

Human labor costs represent the most expensive element in drug manufacturing. In the $70.0 billion CDMO (contract development manufacturing operations) industry, personnel costs of $30 billion are ripe for computer automation. Until now, computer technologies like MRP and ERP created more problems than resolved. The labor problem is compounded by the cost of personnel onboarding and turnover. It takes 6-9 months to train a quality control employee only to lose them to a competitor. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

Go-to-Market:

The Company’s go-to-market plan is to execute a proof-of-concept project, possibly through a planned CDMO by the JV. As part of the JV Agreement, the JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

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

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. In this connection, in March 2022, the Company entered into a JV with Dragon to form GMP Bio. Both entities are affiliates of GMP. GMP Bio and the Company will work together to further the development of OT-101, wherein the Company would provide the technology and technical expertise and GMP Bio would fund the development expenses.

In addition to entering into a transaction that would provide funding for the further development of our product candidates, other elements of our development strategy would currently include:

●	Initiating clinical trials of OT-101 in various cancers through our JV: We have yet to initiate any trials, but we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP Bio. We are looking to conduct such trials in combination with other drugs like checkpoint inhibitors. We have filed the protocols for some of the trials being planned and we hope to be able to get acceptance from the FDA and be able to initiate the trials shortly thereafter.

●	Conducting follow up clinical trials of OT-101 for COVID-19 or any similar viruses upon resurgence or occurrence of such viruses.

●	Conducting follow up clinical trials of Artemisinin for COVID-19 or any similar viruses upon resurgence or occurrence of such viruses.

●	Initiating a clinical trial of CA4P in combination with an immuno-oncology agent or seek any collaboration for the development of CA4P.

●	Continuing to evaluate OXi4503 in a clinical trial or seek any collaboration for the development of OXi4503.

●	Ramping up the apomorphine development program and initiating noninferiority trial comparing AL-101 against subcutaneous apomorphine for the treatment of PD. We are also considering ramping up the apomorphine development programs for ED and FSD/HSDD. The development of these products is subject to the Company being able to raise funding to support the development activities or being able to partner with a third party to co-develop or even any type of a transaction that permits the Company to capitalize on the assets.

●	The Company formed Pet2DAO, as a wholly owned subsidiary. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture looking to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA also may refer the NDA to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA at its discretion, or the FDA may require additional clinical or other data and information. Even if such additional data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Data obtained from clinical trials is not always conclusive, and the FDA may interpret data differently than we or others may interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to obtain approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP- compliant to assure and preserve the product’s identity, strength, quality, and purity. Before approving an NDA, the FDA will generally inspect the facility or facilities where the product is manufactured. The FDA will also generally inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well- controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval but may expedite the approval process.

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

As of April 11, 2024, we were the exclusive licensee, sole assignee or co-assignee of fifteen granted U.S. patents, one pending U.S. patent application, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents and applications owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
CA4P	Use of VDAs to Enhance Immunomodulating Therapies Against Tumors	August 2036

OXi4503	Method for Treating Myeloid Neoplasm by Administering OXi4503	November 2028

OT-101 – through our JV	Combination of A Chemotherapeutic Agent and An Inhibitor of the TGF-β System	July 2030 to
	Combination Therapy for Treatment of Pancreatic Cancer	February 2036
	Compositions and Methods for Treating Cancer	February 2036

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

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under the federal Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch- Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

As previously noted, the FDA and European Union have granted CA4P and OXi4503 orphan drug status for certain indications. We are also pursuing, and may continue to in the future to pursue, orphan drug status for other product candidates and indications. Our ability to obtain and maintain the exclusivity for our products and product candidates by virtue of their orphan drug status is an important part of our intellectual property strategy. Also as previously noted, we are emphasizing Rare Pediatric Designation to leverage on the regulatory exclusivity and voucher program associated with these designations.

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

EMPLOYEES

We had twenty-two full-time employees and consultants as of December 31, 2023; however, all the employees were compensated through the Company till February 2022. Subsequently, the employees were compensated by the JV. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company.

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

The Company, as of December 31, 2023, had an accumulated deficit of approximately $33.5 million, including a net loss of approximately $7.9 million in 2023. We have no source of product revenue and do not expect to receive any product revenue in the near future, except if we generate product revenues from Artemisinin in countries around the globe other than India and which at the current time is not anticipated. We may generate revenues from services rendered in the future, but we cannot expect that to be of a regular and of a recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2023, we had approximately $0.2 million in cash and current liabilities of approximately $16.5 million, of which $1.3 million pertains to Mateon’s liabilities prior to the Merger and $2.6 million of contingent liabilities, incurred upon our merger with PointR Data, Inc. in November 2019, that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding, or we will be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

The principal source of our capital to date has been the proceeds from the sale of equity and debt, a substantial portion of which has been provided by officers and certain insiders. If we are unable to access additional funds in the near term, whether through the sale of additional equity, debt or another means, we may not be able to continue in business. We also may not be able to continue the development of our investigational drugs. Any additional equity or debt financing, if available to us, may not be available on favorable terms and would most likely be dilutive to stockholders. Any debt financing, if available, may involve restrictive covenants and also be dilutive to current stockholders. If we obtain funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates on terms that are not favorable to us. Our ability to access capital when needed is not assured.

In their audit report with regard to our Financial Statements as of and for the years ended December 31, 2023, and 2022, we, as well as our independent registered public accountants, have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

We had twenty-two full-time employees and consultants as of December 31, 2023; however, all the employees were compensated through the Company through January 2022. Subsequently, the employees were compensated by the JV. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.

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

More recently, a past U.S. presidential administration had made statements suggesting plans to seek repeal of all or portions of the ACA. There could be uncertainty regarding the impact that a future Presidential administration may have on matters governed by the ACA, if any, and any regulatory or legislative changes will likely take time to unfold. These changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Our success will depend, in part, on our ability to obtain and maintain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We are the exclusive licensee, sole assignee, or co- assignee on a number of granted United States patents, pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us is generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more of these universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture, or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act and may be sold from time to time. As of December 31, 2023, we had approximately 248 million shares of common stock underlying currently outstanding convertible debt, warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

As of December 31, 2023, we had net assets of $22.9 million and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023. While we continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future, or our material weaknesses would be rectified. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We were authorized to issue up to 750,000,000 shares of our common stock. As of December 31, 2023, we had approximately 399.2 million shares of common stock issued and outstanding, including approximately 1 million shares of common stock to be issued. As of December 31, 2023, we also had approximately 62 million warrants outstanding, approximately 24 million options and approximately 162 million shares of common stock issuable upon conversion of convertible notes.

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

While the COVID-19 pandemic has become less effective, the after effects of the pandemic continue impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company, other than as set forth above. However, the Company cannot predict whether COVID-19, or any other global pandemic, will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors.

A material amount of our assets represents intangible assets, and our net income would be reduced if our intangible assets became impaired.

As of December 31, 2023, our gross intangible assets and goodwill from our 2019 PointR acquisition represented approximately $1.1 million and approximately $6 million, respectively; and the fair value of our investment in our JV was approximately $22.7 million, representing approximately 99% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development (IPR&D) and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results. As the market capitalization of our Company was adversely impacted due to a reduction in the stock price of our Common Stock, during the year ended December 31, 2023, we recorded an impairment of approximately $6.1 million on the goodwill representing the difference in net assets over the fair value of the Company, based on our market capitalization.

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

Holders

As of April 11, 2024, there were 79 stockholders of record of the 399,683,858 outstanding shares of the Company’s common stock.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report” or “Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward- looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. For a more detailed discussion on our forward-looking statements, kindly refer to “Forward Looking Statements” prior to Item 1: Part I: Business contained in this Annual Report.

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

Corporate History

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023 or our 2022 Annual Report on form 10-K/A filed with the SEC on April 20, 2023.

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

In 2020, the Company had entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services for the development of OT-101 for COVID-19 and such amount was recorded as revenue upon completion of all performance obligations under the agreement. The Company secured various financings from GMP between 2020 and early 2022. For information on the GMP financings, please refer to GMP Note purchase agreements and unsecured notes below.

For more information on the GMP debt financing and the JV, refer to Notes 5 and 6 of the Notes to the Consolidated Financial Statements.

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

Forever Prosperity, LLC (assigned by GMP) Note purchase agreements and unsecured notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2023, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID- 19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. GMP was invoiced by the clinical research organization for $1.5 million. To this date, GMP has paid the clinical trial organization $1.0 million.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024.

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), which January 2022 Note is convertible into shares of the Company’s Common Stock. GMP agreed to extend the date of maturity of the January 2022 Note to December 31, 2024.

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP. Subsequently, GMP has assigned all the Notes to Forever Prosperity, LLC, an affiliated company of GMP and GMP Bio.

For more information on the Forever Prosperity, LLC (GMP) debt financing, refer to Note 5 of the Notes to the Consolidated Financial Statements.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.6 million. As of December 31, 2023, the JV had approximately $23 million in assets, not including GMP Bio’s capital subscriptions of approximately $18 million; recorded approximately $2.6 million in liabilities and incurred approximately $4.8 million and approximately $4.1 million in operational expenses for the years ended December 31, 2023 and 2022, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. GMP Bio conducted a fair value valuation study of the entity as of December 31, 2023. Based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company reported a change in fair value of the Company. As such, the Company reported a change in fair value of the investment in GMP Bio of approximately $13,000 as of December 31, 2023. As of December 31, 2022, the Company did not believe the fair value of the JV has changed during the year ended December 31, 2022 and hence had not recorded a change in fair value.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements below.

New Private Placement with JH Darbie

In July 2023, the Company completed entering into subscription agreements with certain accredited investors (“Subscription Agreement”), whereby the Company issued a total of 40 units (“Units”), with each Unit consisting of (i) one convertible promissory note issued by the Company (the “Note”), convertible into up to 250,000 shares of 250,000 shares of the Company’s common stock, par value $0.01 per share (“the Company’s Common Stock”), at a conversion price of $0.10 per Company’s Common Stock; and (iii) 250,000 warrants (the “Warrants”) to purchase an equivalent number of shares of Company Common Stock at $0.12 per share (the “Financing”). The Company converted the debt of 15 accredited investors, equal to 42 units of PPM-1, into the current Subscription Agreements, which resulted in $0 gross proceeds and conversion of $1.0 million of old debt into new debt to the Company. These conversions were for the prior private placement by JH Darbie (See Note 7 of these Notes to Unaudited Financial Statement). Placement agent fees of $150,000 were paid to JH Darbie & Co., Inc. (“JH Darbie). JH Darbie and the Company are parties to a placement agent agreement, dated March 10, 2023 (“Agreement”) pursuant to which DH Darbie has the right to sell a minimum of 10 Units and a maximum of 200 Units on a best efforts basis.

Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 units, under the prior JH Darbie Financing into new debt to the Company. This conversion constituted to be Tranche 3 of the July 2023 PPM and the terms and conditions of such conversion are the same as that of the first 2 Tranches.

For more information on the prior JH Darbie Financing, review Note 7 of this Annual Report.

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

Further, in March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2023, this note was in default. The investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

During the year ended December 31, 2023, the Company converted the balance of approximately $243,000 of Blue Lake November-December 2021 convertible note, inclusive of accrued interest, into 3,466,583 shares of the Company’s Common Stock, which fully retired the convertible note as of December 31, 2023. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of December 31, 2023.

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

During the year ended December 31, 2022, the Company converted $68,250 of Blue Lake note and $30,000 of accrued interest into 1,428,571 shares of Common Stock and converted $190,000 of the Fourth Man note into 2,764,286 shares of common stock.

During the year ended December 31, 2023, the Company converted $88,000 in principal and $52,000 in accrued interest, of Fourth Man March 2022 note, into 2,050,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, the Company accrued an additional $70,000 resulting from this default feature.

For more information on the November-December 2021 and March 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $0.6 million, convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 302,500 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes. As of December 31, 2023, this note is in technical default due to cross default provision contained in November / December 2021 Notes.

For more information on the May 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of common stock of the Company (“June 2022 Blue Lake Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 83,750 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes. As of December 31, 2023, this note is in technical default due to cross default provision contained in November / December 2021 Notes. However, the Company has not received notification of default from the lender.

Short-term loans

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short term loan to the company during the year ended December 31, 2022. During the year ended December 31, 2023 Autotelic provided $1.4 million in various short-term loans to the Company. As such, $1.5 million was outstanding and payable to Autotelic at December 31, 2023.

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10,000. As such, approximately $35,000 was outstanding from the Company’s CFO at December 31, 2023.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at December 31, 2023.

During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the year ended December 31, 2023, an additional $35,000 was repaid to one of the bridge investors. Approximately $210,000 was outstanding as short-term advances from bridge investors as of December 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expense during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates considering changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

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

To the extent that our arrangements do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt, and sell the assets of the joint venture without the consent of the non- managing entity and the inability of the non-managing entity to remove us from our role as the managing entity.

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

Results of Operations

Years Ended December 31, 2023, and 2022.

A comparison of the Company’s operating results for the year ended December 31, 2023, and 2022, respectively, is as follows.

	December 31, 2023	December 31, 2022	Variance
Service revenue	70,000	-	70,000
Total revenue	70,000	-	70,000
Operating expense:
Research and development	$61,143	$756,910	$(695,767)
General and administrative	573,726	4,853,664	(4,279,938)
Goodwill impairment	6,083,146	4,111,079	1,972,067
Total operating expense	6,718,015	9,721,653	(3,003,638)

Income (loss) from operations	(6,648,015)	(9,721,653)	3,073,638
Interest expense, net	(1,044,786)	(2,971,046)	1,926,260
Reimbursement for expenses – related party	72,246	533,485	(461,239)
Change in fair value of investment in GMP Bio	12,706	-	12,706
Change in the value of derivatives on debt	(225,074)	142,150	(367,224)
Loss on debt conversion	(373,142)	(257,810)	(115,332)
Gain on derecognition of non-financial asset	-	16,951,477	(16,951,477)
Net income (loss) before controlling interests	$(8,206,065)	$4,676,603	$(12,882,668)

Net Loss

We recorded a net loss of approximately $8.2 million for the year ended December 31, 2023 compared to a net income of approximately $4.7 million for same period in 2022. The higher loss of approximately $12.9 million for the year ended December 31, 2023, as compared to the same period of 2022 was primarily due to recording of higher impairment to goodwill in 2023 by approximately $2 million, a lower non-cash gain of $16.9 million in connection with derecognition of non-financial asset related to the JV, lower reimbursement for expenses from a related party of approximately $0.5 million, approximately $0.1 million of a higher loss recorded on conversion of debt, higher change in value of derivatives on debt by approximately $0.4 million, offset by lower operational expenses of approximately $3.0 million, and lower interest expense by approximately $2.0 million.

Service Revenue

During the year ended December 31, 2023, we recorded service revenue of $70,000 as received from the Biomedical Advanced Research and Development Authority (BARDA) for certain services related to our work on their long COVID research. As BARDA has terminated the service contract, we do not expect to record any further revenues under the contract. No similar revenues were recorded during the year ended December 31, 2022.

Research and Development Expense

Research and Development (“R&D”) expense decreased by approximately $0.7 million, to approximately $0.06 million for the year ended December 31, 2023, as compared to approximately $0.76 million for the year ended December 31, 2022. The reduction in the R&D activities cost is primarily due to reduced clinical trial costs of $0.14 million for the trials for OT-101 and Artemisinin, decreased compensation cost of approximately $0.5 million and $0.03 million for lower operational costs as these costs have been borne by our JV.

Now that we have formed a joint venture with GMP Bio, whereby we are able to transfer the responsibility of our drug development program to the JV, we expect to increase research and development activities related to apomorphine, including the initiation of new clinical trials for our other oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101 and Artemisinin for COVID- 19 and other epidemics, and therefore believe that research and development expense may increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense decreased by approximately $4.3 million, to approximately $0.6 million for the year ended December 31, 2023, as compared to approximately $4.9 million for the same period of 2022. The decrease in G&A expenses was primarily due to the decrease of approximately $3.8 million of non-cash stock-compensation expenses, lower compensation costs of approximately $0.4 million, lower operational cost of approximately $0.1 million, offset by higher legal and professional costs of approximately $0.1 million.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded a goodwill impairment of approximately $6.1 million on the approximately $16.2 million goodwill, which we recorded upon our acquisition of PointR, for the year ended December 31, 2022, compared to impairment of $4.1 million recorded during the same period in 2022.

During the second and fourth quarters of 2022, we concluded that the steep decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry, were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted, and the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value based on the market capitalization.

Interest Expense

We recorded interest expense, including amortization of debt costs, of approximately $1.0 million for the year ended December 31, 2023, in connection with debt raised from the various convertible notes and a private placement memorandum as compared to $3.0 million on convertible notes and a portion of the private placement memorandum for the same period of 2022.

Reimbursement of expenses

The Company was reimbursed approximately $0.1 million, by Autotelic Inc. a related party, during the year ended December 31, 2023 for expenses incurred by the Company on behalf of our JV, compared to reimbursement of approximately $0.5 million during the year ended December 31, 2022.

Change in fair value of investment in GMP Bio

We recorded a change in fair value of our investment in GMP Bio of approximately $13,000 for the year ended December 31, 2023, based on a third-party fair valuation of GMP Bio in accordance with US GAAP.

Change in value of derivatives

During the year ended December 31, 2023, we recorded a loss of $0.2 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the year ended December 31, 2022, we recorded a gain of $0.1 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the year ended December 31, 2023, we recorded a loss on conversion of debt of approximately $0.4 million related to the difference in fair value to the price at which the debt was converted. We had recorded a similar loss of $0.3 million in 2022.

Gain on Derecognition of Non-financial Asset

We did not record any gain related to non financial asset transfer for the year ended December 31, 2023. During the year ended December 31, 2022, we recorded a gain of approximately $16.9 million on the sale of our non- financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31,	December 31,
	2023	2022
Cash, including restricted cash	$190	$261
Working capital	(16,233)	(16,620)
Stockholders’ Equity	11,611	19,193

The Company has experienced net losses every year since inception and as of December 31, 2023, had an accumulated deficit of approximately $33.5 million, including approximately $6.1 million goodwill impairment recorded during the year 2023. As of December 31, 2023, the Company had approximately $0.2 million in cash and current liabilities of approximately $16.5 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.5 million of debt related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(1,321)	$(1,453)
Net cash provided by financing activities	1,250	1,125
Increase/ (decrease) in cash	$(71)	$(327)

Operating Activities

Net cash used in operating activities was approximately $1.3 million for the year ended December 31, 2023. This was due to the net loss of approximately $8.2 million, primarily reduced by approximately $0.2 million due to a change in fair value of derivatives, approximately $6.1 million of goodwill impairment, approximately $0.3 million of amortization of debt and finance discounts, approximately $0.4 million of loss on conversion of debt and increased by approximately $0.1 million due to changes in operating assets and liabilities.

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

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was approximately $1.3 million. Net cash provided was due to approximately $1.4 million raised through short term loans and repayments of approximately $0.1 million.

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

None

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of December 31, 2023 was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management continues to plan implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The implementation and remediation measures are planned subject to the availability of financial and therefore human resources. The remediation actions planned include:

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we continued to work on our planned implementation and remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers followed by individual biographies of the directors and executive officers of the Company, including their business experience and other relevant information as of December 31, 2023.

Name	Age	Position
Vuong Trieu, Ph. D.	59	Chairman of the Board and Chief Executive Officer
Amit Shah	57	Chief Financial Officer
Saran Saund	66	Chief Business Officer
Anthony E. Maida III	71	Chief Medical Officer – Translation Medicine & Director
Steven W. King	59	Director and Consultant
Seymour Fein, M.D.	75	Chief Regulatory Officer and Chief Medical Officer (Consultant)

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

The Board had three standing committees, which consisted of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (collectively, the “Committees”), We have discontinued all the Committees since July 2021 and since that date, the full Board serves in lieu of all Committees. Once we engage new directors to the Board, we will restart the Committees, and the members will serve on these committees until their resignation or as otherwise determined by our Board.

Audit Committee

For the year ended December 2023, the full Board acted in lieu of an Audit Committee. The full Board met four times during the year ended December 31, 2023 in lieu of the Audit Committee.

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

Compensation Committee

For the year ended December 2023, the full Board acted in lieu of Compensation Committee. The full Board did not meet during the year ended December 31, 2023, since there were no compensation-based decisions to be made considering all the employees of the Company being paid by the JV.

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

Nominating and Governance Committee

For the year ended December 2023, the Company had no Nominating and Governance Committee. The full Board acted in lieu of the Nominating and Governance Compensation Committee. The full Board did not meet during the year ended December 31, 2023, since there were no nominating or governance based decisions to be made.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met 4 times, which included in lieu of the Audit Committee, approved certain corporate actions by unanimous written consents three times during the fiscal year ended December 31, 2023. Each of our directors serving during fiscal 2023 attended all the meetings of the Board and in lieu of the Committees of the Board upon which such director served and that were held during the year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2023, and 2022 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(2)	All Other Compensation $	Total $
Vuong Trieu, Ph. D.	2023	—	—	—	—	—
President and Chief Executive Officer	2022	38,003		53,832	37,500	129,335

Anthony E. Maida III, Ph. D., M.D. MBA	2023	—	—	—	—	—
Chief Medical Officer (May 2020) Consultant	2022	—	—	53,832	75,000	128,832

Saran Saund	2023	—	—	—	—	—
Chief Business Officer	2022	19.531	—	58,832	15,898	89,261

Amit Shah	2023	—	—	—	—	—
Chief Financial Officer	2022	27,105	—	58,832	13,333	94,270

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

The values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. The Black-Scholes valuation for the options and stock awards for Messrs. Trieu, Maida, Saund and Shah were estimated based on the date on which the options and awards were granted to the officers. However, the stock option grants in the table vest over one to ten years, and the values shown do not take into account subsequent increases or decreases in actual value to the recipient. See the Narrative Disclosure below for information regarding the number of shares granted to each of the named executive officers.

Narrative Disclosure to Summary Compensation Table

Vuong Trieu, Ph. D., Saran Saund and Amit Shah

Commencing in August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers. The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by the Board or the Compensation Committee from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee. Mr. Saund was appointed as an Executive Officer in November 2019 after the PointR merger. Dr. Maida was appointed as our consultant Chief Medical Officer – Translation Medicine in May 2020 and does not have an Employment Agreement. Each of the executive officers entered into the Company’s standard form of indemnification agreement.

Dr. Fein was appointed as the Chief Regulatory Officer in May 2022. Further, Dr. Fein was appointed as Chief Medical Officer in February 2023.

The initial base salaries and discretionary cash bonus amounts had been set for the executives as follows:

Executive	Title	Initial Base Salary	Discretionary Bonus (% of Base)
Vuong Trieu	Chief Executive Officer	$450,000	50%
Amit Shah	Chief Financial Officer	$320,000	40%
Saran Saund	Chief Business Officer	$230,000	40%
Anthony E. Maida III(1)	Chief Medical Officer	$180,000	NA

(1)	Dr. Maida is a consultant to the Company and currently does not have an Employment Agreement.

For more information on the executive compensations to the Executive Officers, refer to our 2022 Annual Report on form 10-K filed with the SEC on April 14, 2023.

The Company did not grant any increases in cash compensation to any of its Executive Officers, other than Mr. Saund whose compensation was increased to $320,000 in 2023, since the initial employment agreement due to the financial condition of the Company. Further, as disclosed previously, our JV has paid the cash compensation to our employees since the first quarter of 2023. In lieu of the financial condition, the Company granted stock awards to the executives, including all other employees, during the year ended December 31,2022 as under:

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

The stock-based compensation on the issuance the stock options has been reported under Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2023 to each of the executive officers named in the Summary Compensation Table. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Maida, Saund and Shah.

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

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Mr. Saund and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Trieu; and Messrs. Saund and Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2023, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.04 per share.

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

Vuong N. Trieu, Ph. D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$675,000	$—	$675,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Option	1,998,255	—	1,998,255	—	—
Value upon Termination*	$79,930	$—	$79,930	$—	$—
Vested Stock / Received:
Number of Shares	1,198,255	—	1,198,255	—	—
Value upon Termination*	$47,930	$—	$47,930	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 18 months	N/A	Up to 18 months	N/A	N/A
	$18,964	$—	$18,964	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Saran Saund

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (40% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,993,798	—	1,993,798	—	—
Value upon Termination*	$79,752	$—	$79,752	$—	$—
Vested Stock Received:
Number of Shares (1)	1,193,798	—	1,193,798	—	—
Value upon Termination*	$49,752	$—	$49,752	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$5,671	$—	$5,671	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Amit Shah

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,997,093	—	1,997,093	—	—
Value upon Termination*	$79,884	$—	$79,884	$—	$—
Vested Stock Received:
Number of Shares (1)	1,197,093	—	1,197,093	—	—
Value upon Termination*	$47,884	$—	$47,884	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$11,208	$—	$11,208	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

*Based on the stock price of the Company as of December 31, 2023, of $0.04 and assuming the number of shares granted are vested and earned. Assuming that the JV would be responsible for the cash compensation and the health benefits that any of the executive officers named above, that cost may not be paid for by the Company Dr. Maida is a consultant Chief Medical Officer – Translation Medicine and is not subject to potential payments upon termination or change-in-control, and as such his information has not been compiled for this table.

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

Director Compensation

For the year ended December 31, 2023, and 2022, one of the non-employee directors was paid the following in cash and stock awards

	Fees Earned or Paid in
	Cash(1)	Option Awards(2)	Total

Steven King – 2021/22	$-	$86,065	$86,065

For 2021/22, Mr. King was compensated in stock for his services to the Board. Drs. Trieu and Maida were granted stock options as Board members but have been reported in the Summary Compensation Table above.

We granted Mr. King 500,000 options for his services through the end of fiscal year 2022. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See also our discussion of stock- based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

The grant date fair values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. The Company recorded stock- based compensation as the fair value of the awards using a Black Scholes valuation model using the following input values.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 12, 2024, regarding the beneficial ownership of our common stock by:

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

We have computed the percentage of shares beneficially owned on the basis of 399,683,858 shares of our Common Stock outstanding as of April 12, 2024. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	123,997,191	(1)	31.0%
Steven W. King	4,188,059	(2)	1.1%
Anthony E. Maida III	3,137,314	(3)	0.8%
Amit Shah	2,584,871	(4)	0.7%
Saran Saund	18,347,759	(5)	4.7%
All officers and directors as a group (6 persons)	152,255,194	(6)	38.1%

Beneficial owners of more than 5%
Vuong Trieu	123,997,191	(1)	31.3%
Balaji Bhakta	43,575,256	(7)	11.1%
Larn Hwang	25,714,323	(8)	6.4%
Chao Hsiao	22,406,942	(9)	5.6%

* < 1%

(1)	Includes: (a) 92,044,217 shares owned directly and beneficially by the reporting person; 3,922,218 shares of common shares issuable upon conversion of debt, 1,738,953 shares issuable upon exercise of stock options and 1,250,000 shares of common shares issuable upon exercise of warrants; (b) 16,780,384 shares registered in the name of Autotelic, Inc., and 1,388,889 shares issuable upon conversion of debt, and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of Common Stock and Preferred Stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his beneficial interest therein.

(2)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 3,330,647 shares of Common Stock and (ii) 857,412 shares issuable upon exercise of stock options granted to Mr. King.

(3)	Consists of (i) 1,137,314 shares of Common Stock and (ii) 2,000,000 shares issuable upon exercise of stock options.

(4)	Consists of (i) 358,837 shares of Common Stock, (ii) 527,778 shares of common stock issuable upon conversion of debt and (iii) 1,698,256 shares of common stock upon exercise of options.

(5)	Consists of (i) 16,456,480 shares of Common Stock, and (ii) 1,891,279 shares issuable upon exercise of stock options.

(6)	Consists of (i) 136,980,409 shares of Common Stock, (ii) 5,838,885 shares issuable upon conversion of debt, (iii) 8,185,900 shares issuable upon exercise of options and (iv) 1,250,000 shares issuable upon exercise of warrants.

(7)	Consists of (i) 41,630,811 shares of Common Stock, (ii) (iii) 694,445 shares of common stock upon conversion of debt and 1,250,000 upon conversion of warrants.

(8)	Consists of (i) 23,455,990 shares of Common Stock, (ii) 1,208,333 shares of common stock issuable upon conversion of debt and (iii) 1,050,000 shares of common stock upon exercise of options.

(9)	Consists of (i) 17,073,604 shares of Common Stock, (ii) 3,744,449 shares of common stock issuable upon conversion of debt, (iii) 1,200,000 shares of common stock upon exercise of options, and (iv) 388,889 shares issuable upon exercise of PPM debt and warrants.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	24,042,620	$0.22	3,205,021
Equity compensation plans not approved by security holders	1,650,000	0.30	350,000

Total	25,692,620	$0.23	3,555,021

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

Expenses related to the MSA were approximately $12,000 and $60,000 for the years ended December 31, 2023 and 2022, respectively. The Company owed Autotelic, Inc. approximately $0.3 million at December 31, 2023 and December 31, 2022 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2021 Annual Report on Form 10-K filed with SEC on April 15, 2022.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2023, Dr. Trieu provided additional short-term funding of $50,000 to the Company. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic has provided $1.4 million in short term advances to the Company. As such, approximately $1.5 million was outstanding and payable to Autotelic at December 31, 2023.

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

No expense was recorded during the year ended December 31, 2023, or 2022, respectively, related to this Agreement.

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

The Company recorded an expense of $0 and $75,000 during the years ended December 31, 2023 and 2022, respectively, related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Rose Snyder and Jacobs, LLP (“RSJ”) for the audit for the years ended December 31, 2023 and December 31, 2022, respectively, and other services rendered during that period.

	2023	2022
Audit fees (1)	$104,600	$102,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$104,600	$102,000

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

We had been invoiced $104,600 by RSJ in connection with the reviews for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023; and for the year ended December 31, 2023.

We had been invoiced $102,000 by RSJ in connection with the reviews for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 and annual audit for the year ended December 31, 2022.

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

In the absence of an Audit Committee, the responsibilities of the Audit Committee are fulfilled by the Board of Directors of the Company. As such, for the year ended December 31, 2023, the Board of Directors approved the appointment and services of RSJ.

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

(3)	Exhibits

The exhibits below may not be a complete list of exhibits as the relevance of the exhibits may have made them redundant over a period of time.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10-Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

10.60	Amendment to Certificate of Incorporation	8-K	02/02/2021	10.60

10.61	Subscription Agreement by and between the Company and certain accredited investors dated	8-K	03/26/2021	10.1

10.62	Form of Registration Statement to register additional shares of Common Stock under 2015 Equity Incentive Plan	S-8	04/19/2021	10.62

10.63	Equity Purchase Agreement by and between the Company and Peak One Opportunity Fund L.P dated May 3, 2021	8-K	05/07/2021	10.1

10.64	Form for Registration of Securities	S-1	05/24/2021

10.65	Form of Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holding, Inc dated May 25, 2021	8-K	06/01/2021	10.1

10.66	Form of Securities Purchase Agreement and by and between the Company and Geneva Roth Remark Holding, Inc dated Jube 28, 2021	8-K	07/02/2021	10.66

10.67	Form of Note Purchase Agreement by and between the Company and Autotelic Inc. dated August 4, 2021	8-K	08/05/2021	10.2

10.68	Licensing Agreement by and between the Company and Autotelic Inc dated August 31, 2021	8-K	09/03/2021	10.1

10.69	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated September 21, 2021	8-K	09/27/2021	10.1

10.70	Licensing Agreement by and between the Company and Autotelic Inc dated September 30, 2021	8-K	10/04/2021	10.1

10.71	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated October 25, 2021	8-K	10/28/2021	10.1

10.72	Form of Securities Purchase Agreement by and between the Company and certain accredited investors	8-K	12/01/2021	10.1

10.73	Form of Convertible Notes by and between the Company certain accredited investors	8-K	12/01/2021	10.1

10.74	Form of Unsecured Convertible Note Purchase Agreement between the Company and Golden Mountain Partners dated January 31, 2022	8-K	02/02/2022	10.1

10.75	Form of Convertible Promissory Note issued by the Company dated January 31, 2022	8-K	02/02/2022	10.2

10.76	Form of Warrants issued by the Company to certain Investors, under the extension of Notes dated February 9, 2022 of the Note Purchase Agreement dated July 23, 2020	8-K	02/15/2022	10.76

10.77	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated March 29, 2022	8-K	04/04/2022	10.1

10.78	Form of Joint Venture Agreement between the Company and Dragon Overseas Capital Limited dated March 31, 2022	8-K	04/06/2022	10.1

10.78	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	04/06/2022	10.2

10.79	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	04/06/2022	10.3

10.80	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.81	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.82	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.83	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.84	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.85	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.86	Form of warrant	8-K	07/13/2023	10.3

10.87	Form of note	8-K	07/13/2023	10.4

10.88	Registration Rights Agreement	8-K	07/13/2023	10.5

23.1	Consent of the Independent Registered Accounting Firm			x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).			x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).			x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.			x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.			x

101.1	Interactive Data Files for the fiscal years ended December 31, 2023 and December 31, 2022			x

101.INS	Inline XBRL Instance Document			x

101.SCH	Inline XBRL Taxonomy Extension Schema			x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of	April 12, 2024
Vuong Trieu, Ph. D.	the Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial and	April 12, 2024
Amit Shah	accounting officer)

/s/ STEVEN KING	Director	April 12, 2024
Steven King

/s/ ANTHONY MAIDA	Director	April 12, 2024
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and December 31, 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Debt Accounting

Description of the Matter

As described in Notes 5, 7 and 8 to the Consolidated Financial Statements, the Company entered into various capital raising transactions whereby it issued convertible debt with other instruments, including warrants and shares of common stock.

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

The Company has experienced a sustained decrease in its share price, and as of December 31, 2023, the Company’s market capitalization and uncertain economic conditions, which adversely impacted the pharmaceutical and biotechnology industry, were indicative of an impairment. Pursuant to current accounting guidance, management performed a quantitative analysis and concluded that goodwill was impaired and the Company cumulatively recorded impairment charges of approximately $6.1 million during the course of the year ended December 31, 2023. At December 31, 2023, the Company’s goodwill balance was approximately $6 million.

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

Encino, CA

April 12, 2024

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$170,405	$241,452
Restricted cash	20,000	20,000
Accounts receivable	18,976	19,748
Prepaid & other current assets	62,356	21,964

Total current assets	271,737	303,164

In process R&D	1,101,760	1,101,760
Goodwill, net	5,988,230	12,071,376
Investment in GMP Bio at fair value	22,653,225	22,640,519
Total assets	$30,014,952	$36,116,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,437,321	$2,510,864
Accounts payable - related party	344,099	332,432
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	423,214	198,140
Convertible and short-term debt, net of costs	8,066,957	10,091,923
Convertible debt and short-term debt - related party, net of costs	2,608,356	1,165,048

Total current liabilities	16,504,947	16,923,407

Convertible long-term debt, net of costs	1,898,468	-

Total Liabilities	18,403,415	16,923,407

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 399,184,128 and 391,846,880 issued and outstanding, respectively	3,991,839	3,918,469
Additional paid-in capital	41,655,026	41,416,632
Accumulated deficit	(33,516,736)	(25,926,069)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	12,130,129	19,409,032
Non-controlling interests	(518,592)	(215,620)

Total stockholders’ equity	11,611,537	19,193,412
Total liabilities and stockholders’ equity	$30,014,952	$36,116,819

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Service Revenue	$70,000	$-
Total Revenue	70,000	-

Operating expenses:
Research and development	$61,143	$756,910
General and administrative	573,726	4,853,664
Goodwill impairment (See note 2 and 3)	6,083,146	4,111,079
Total operating expenses	6,718,015	9,721,653

Loss from operations	(6,648,015)	(9,721,653)
Other income (expense):
Interest expense, net	(1,044,786)	(2,971,046)
Change in fair value on investment in GMP Bio	12,706	-
Reimbursement for expenses - related party	72,246	533,485
Change in fair value of derivative on debt	(225,074)	142,150
Loss on debt extinguishment	(373,142)	(257,810)
Gain on derecognition of non-financial asset	-	16,951,477
Total other income (expense)	(1,558,050)	14,398,256
Net income (loss) before non-controlling interests	(8,206,065)	4,676,603
Net loss attributable to non-controlling interests	(302,972)	(418,378)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(7,903,093)	$5,094,981

Basic net loss per share attributable to common stock	$(0.02)	$0.01
Basic weighted average common stock outstanding	396,165,575	384,075,369

Diluted net loss per share attributable to common stock	$(0.02)	$0.01
Diluted weighted average common stock outstanding	396,165,575	457,299,890

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	-	$-	391,846,880	3,918,469	41,416,632	(25,926,069)	(215,620)	$19,193,412
Adoption of ASU 2020-06	-	-	-	-	(521,749)	312,426	-	$(209,323)
Common shares issued in connection with debt conversion	-	-	7,337,248	73,370	431,559	-	-	504,929
Warrants issued with convertible notes	-	-	-	-	328,584	-	-	328,584
Net Loss	-	-	-	-	-	(7,903,093)	(302,972)	(8,206,065)
Balance as of December 31, 2023	-	$-	399,184,128	3,991,839	41,655,026	(33,516,736)	(518,592)	11,611,537

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022			375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431
Common shares issued upon cashless exercise of warrants	-	$-	6,540,878	65,409	(65,409)	-	-	-
Common shares issued for cash	-	-	1,300,000	13,000	145,820	-	-	158,820
Stock compensation expense	-	-	-	-	902,141	-	-	902,141
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	2,905,316
Beneficial Conversion Feature on convertible debt	-	-	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	-	-	368,375	-	-	368,375
Contribution from shareholder for payment of liabilities	-	-	-	-	828,258	-	-	828,258
Common shares issued in connection with debt conversion	-	-	8,717,856	87,179	537,572	-	-	624,751
Net Income	-	-	-	-	-	5,094,981	(418,378)	4,676,603
Balance as of December 31, 2022		$-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(8,206,065)	$4,676,603
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on derecognition of non-financial asset	-	(16,951,477)
Goodwill impairment	6,083,146	4,111,079
Amortization of debt discount and deferred finance costs	301,917	1,975,501
Amortization of intangible assets	-	12,841
Change in fair value on investment in GMP Bio	(12,706)	-
Loss on debt conversion	373,142	257,810
Warrants issued in connection with private placement	-	2,905,316
Write off of accounts receivable	772
Stock compensation expense	-	902,141
Change in fair value of derivative	225,074	(142,150)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40,392)	(3,186)
Accounts payable and accrued expenses	(72,771)	873,951
Accounts payable to related party	26,836	(70,991)
Net cash provided by (used in) operating activities	(1,321,047)	(1,452,562)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	(125,000)	-
Proceeds from sales of common stock	-	158,820
Proceeds from short term debt	1,410,000	-
Proceeds from convertible debt, net of repayment	-	966,425
Repaid to others	(35,000)	-
Net cash provided by financing activities	1,250,000	1,125,245

Net increase (decrease) in cash	(71,047)	(327,317)

Cash and restricted cash - beginning of period	261,452	588,769

Cash and restricted cash - end of period	$190,405	$261,452

Supplemental cash flow information:
Cash paid for:
Interest paid	$390,561	$397,995
Income taxes paid	$1,600	$-
Non-cash investing and financing activities:

Warrants issued in connection with private placement & debt	$-	$368,375
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$570,717
Common shares issued upon partial conversion of debt	$504,929	$624,751
Common shares issued in lieu of services	$-	$-
Non-cash cost upon sale of common stock	$-	$83,180

Contribution from shareholder for payment of liabilities	$-	$828,258

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

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV will also be sponsoring many investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. The Company was working with the Biomedical Advanced Research and Development Authority (“BARDA”) to conduct an observational study to evaluate the effects of long COVID-19 and had been provided a grant of up to $0.75 million for the study; however, BARDA discontinued that program with the Company. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2022 Annual report on Form 10- K/A filed with the SEC on April 20, 2023.

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

November/December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of December 31, 2023.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of December 31, 2023, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the year ended December 31, 2023, Fourth Man converted a portion of the March 2022 debt, including interest, default penalty and conversion fee, of approximately $140,000 for 2,050,000 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2023, this note is in technical default and available for conversion into the Company’s Common Stock. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of December 31, 2023, this note is in technical default and available for conversion into the Company’s Common Stock. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Forever Prosperity (previously GMP) Note purchase agreements and unsecured notes

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

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted the Company, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments of up to $50 million upon achievement of certain financial, development and regulatory milestones. In addition to the milestone payments, Autotelic would be entitled to earn royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How. The Agreement contains representations, warranties and indemnification provisions of each of the parties thereto that are customary for transactions of this type. For more information on the Agreement, refer to our 2022 10-K/A filed with the SEC on April 20, 2023.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $33.5 million since inception of Oncotelic Inc. as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings. The Company also has a negative working capital of approximately $16.2 million at December 31, 2023, of which approximately $1.3 million is attributable to assumed negative working capital of the Company and approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2023 of approximately $1.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company raised approximately $1.35 million from Autotelic Inc., a related party, and $50 thousand from Vuong Trieu, a related party, during the year ended December 31, 2023.

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

Cash

As of December 31, 2023 and 2022, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non- exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023 and 2022.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long- term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of December 31, 2023 and 2022:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2023
Investment in GMP Bio (equity securities)	$22,640,519	$12,706	$-	$22,653,225
Total	$22,640,519	$12,706	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2022
Investment in GMP Bio (equity securities)	$22,640,519	$-	$-	$22,640,519
Total	$22,640,519	$-	$-	$22,640,519

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Balance at January 1, 2023 and 2022	$22,640,519	$-
Contribution at cost basis	-	5,689,042
Gain on derecognition of non-financial asset	-	16,951,477
Change in fair value	12,706	-

Balance at December 31, 2023 and 2022	$22,653,225	$22,640,519

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at December 31, 2023 and 2022, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2023 and 2022:

	December 31, 2023 Conversion Feature	December 31, 2022 Conversion Feature
Balance at January 1, 2023 and 2022	$198,140	$340,290
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	-
Change in fair value	225,074	(142,150)

Balance at December 31, 2023 and 2022	$423,214	$198,140

At December 31, 2023 and 2022, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Risk free interest	4.64% - 5.40%	0.17% - 4.0%
Market price of share	$ 0.03 - 0.05	$ 0.05 - 0.23
Life of instrument in years	0.01	0.01 - 0.33
Volatility	142.45%-236.86%	99.80%-116.51%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2023 and 2022, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic and other technologies being developed. As such, the Company did not record any change to the valuation during the years ended December 31, 2023 or 2022, respectively; and as of December 31, 2023 and 2022, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. During the year ended December 31, 2023, no equivalent shares of the Common Stock were included as the Company had incurred losses during this period and addition of such stock equivalents in the computation would have been anti-dilutive. Approximately 73 million equivalent shares of Common Stock had been included in the computation of the dilutive income per share for the year ended December 31, 2022.

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

For stock options issued, the Company estimates the grant date fair value of each option using the Black- Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2023 and 2022, there were no impairment losses recognized for long- lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2023 and 2022, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the year ended December 31, 2022, we derecognized the intangibles of $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the years ended December 31, 2023 and 2022, we recorded an impairment loss of approximately $6.1 million and $4.1 million, respectively, on our goodwill, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. Further, for the year ended December 31, 2022, we derecognized the goodwill of $4.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants based on the price of our Common Stock as of December 31 each year, which is as inherently subjective as it is for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Consolidated Statement of Income.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At December 31, 2023 and 2022, the Company identified EdgePoint to be the Company’s sole VIE. At December 31, 2023, and 2022, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than approximately $0.1 million at December 31, 2023 and 2022, respectively.

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

To the extent that our arrangements do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt, and sell the assets of the joint venture without the consent of the non- managing entity and the inability of the non-managing entity to remove us from our role as the managing entity.

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

Embedded debt costs in convertible debt instruments

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2023 and has removed the effects of any embedded conversion features from certain of our convertible instruments as of that date.

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

The Company does not anticipate generating revenues from rendering services to other third party customers for the development of certain drug products and/or in connection with certain out-licensing agreements, at least in the near future. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either (i) upon achievement of certain pre-defined milestones when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or (ii) upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

The Company may occasionally collect advance payments from customers toward commitments to provide services or performance obligations, in which case the advance payment is recorded as a liability until the obligations are fulfilled and revenue is recognized.

Research & Development Costs

In accordance with ASC 730-10-25 “Research and Development”, research and development costs are charged to expense as and when incurred.

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020.The Company adopted ASU 2020-06 effective January 1, 2023 and as of December 31, 2023, the Company recorded approximately $0.5 million as a reduction to the additional paid in capital and added approximately $0.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables, trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2023 and 2022, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets. We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2023 and 2022. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of approximately $6.1 million and approximately $4.1 million during the year ended December 31, 2023 and 2022. The calculation of the impairment charge included substantial fact-based determinations and estimates. The goodwill impairment charge is reflected as goodwill impairment in the consolidated statements of operations for the year ended December 31, 2023.

A summary of our goodwill as of December 31, 2023 and 2022 is shown below:

	December 31, 2023	December 31, 2022
Balance at January 1, 2023 and 2022	$12,071,376	$21,062,455
Less: Derecognition upon recording of gain on non-financial asset	-	(4,880,000)
Less: Goodwill impairment due to market capitalization	(6,083,146)	(4,111,079)

Balance at December 31, 2023 and 2022	$5,988,230	$12,071,376

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods, as we have done during the course of the year ended December 31, 2023.

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

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of December 31, 2023 and December 31, 2022 was $1,101,760. For more information on the IPR&D, please refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023 or our Amended 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2023	December 31, 2022
Accounts payable	$1,656,613	$1,735,764
Accrued expenses	780,708	775,100
	$2,437,321	$2,510,864

	December 31, 2023	December 31, 2022
Accounts payable – related party	$344,099	$332,432

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of December 31, 2023, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	December 31,	December 31,
	2023	2022
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	128,958	123,958
5% Convertible note payable – Related Party	301,233	288,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	300,753	288,253
5% Convertible note payable – CEO & CFO – Related Parties	98,559	94,457
5% Convertible note payable – Bridge Investors	201,922	193,522
	1,031,425	988,923
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	280,052	267,553
5% Convertible note – Bridge investors	418,399	399,722
5% Convertible note – CFO – Related Party	84,018	80,266
	782,469	747,541
JH Darbie PPM Debt
16% Convertible Notes – Non-related parties	311,693	2,441,471
16% Convertible Notes – CEO – Related Party	-	124,547
	311,693	2,566,018

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	233,393	619,345

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,750,000	4,659,782

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,401,284	885,312

Other Debt
Short term debt – Bridge investors	210,000	245,000
Short term debt from CFO – Related Party	35,050	25,050
Short term debt – Autotelic Inc. – Related Party	1,470,000	120,000
Short Term Debt from CEO – Related Party	50,000	-
	1,765,050	390,050
Total of short term convertible debentures & notes and other debt	$10,675,313	11,256,971

	December 31,	December 31,
	2023	2022
Long Term Debt
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	1,773,468	-
16% Convertible Notes – CEO – Related Party	125,000	-
	1,898,468	-

Convertible Debentures

As of December 31, 2023, the Company had a derivative liability of approximately $423,000 and recorded a change in fair value of approximately $225,000 during the year ended December 31, 2023, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $0 and approximately $19,500 for the years ended December 31, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of December 31, 2023, and 2022, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $0 and approximately $4,400 for the years ended December 31, 2023, and 2022, respectively. Total unamortized discount on this note was approximately $0 as of December 31, 2023, and 2022.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $0 and approximately $11,700 for the years ended December 31, 2023, and 2022, respectively. Total unamortized discount on this note was $0 as of December 31, 2023, and 2022.

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

There was no activity during the year ended December 31, 2023 and 2022.The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of December 31, 2023, and 2022.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) June 30, 2023, or (b) the occurrence of an event of default (either, the “Maturity Date”). A majority of the Fall 2019 Notes have waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024.The Company had the option to prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes included failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

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

Further, the Company recorded interest expense of approximately $42,500 on these Fall 2019 Notes for the years ended December 31, 2023, and 2022. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2023, and 2022 was $1,031,425 and $988,923, respectively

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2023, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID- 19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. GMP was invoiced by the clinical research organization for $1.5 million. To this date, GMP has paid the clinical trial organization $1.0 million.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024.

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), which January 2022 Note is convertible into shares of the Company’s Common Stock. GMP agreed to extend the date of maturity of the January 2022 Note to December 31, 2024.

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP. (Will need to add information on the assignment of the GMP Notes to Forever Prosperity, a company affiliated to Dragon, as they will be funding the JV operations. This is to consolidate everything to one entity).

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.75 million and $4.66 million as of December 31, 2023, and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company incurred approximately $90,000 of interest expense.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of approximately $691,000. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2024. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of December 31, 2023, and December 31, 2022, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	December 31,	December 31,
	2023	2022
Autotelic Related party convertible note, 5% coupon December 2023	$280,052	$267,553
CFO Related party convertible note, 5% coupon December 2023	84,018	80,266
Accredited investors convertible note, 5% coupon December 2023	418,399	399,722
	$782,469	$747,541

During the years ended December 31, 2023 and 2022 the Company recognized approximately $35,000 of interest expense on the August 2021 Investors notes of which approximately $16,000 are attributable to related parties.

At December 31, 2023, and 2022, accrued interests on these convertible notes totaled approximately $84,000 and $49,000, respectively.

The outstanding balance on the note for the year ended December 31, 2023 was $782,469 including related party balance of $364,070. The outstanding balance on the note for the year ended December 31, 2022 was $747,541 including related party balance of $347,819.

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

During the year ended December 31, 2023, the Company converted the balance of approximately $243,000 of Blue Lake convertible note, inclusive of accrued interest, into 3,466,583 shares of the Company’s Common Stock, which fully retired the convertible note as of December 31, 2023. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of December 31, 2023.

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

As of December 31, 2023, and December 31, 2022, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	December 31, 2023	December 31, 2022

Blue Lake Partners LLC Convertible note, 12% coupon, December 2021, inclusive of accrued interest	-	227,187
Fourth Man LLC Convertible note, 12% coupon December 2021, inclusive of accrued interest	-	112,500
Convertible notes, net of discounts	$-	339,687

The Company recognized approximately $18,000 and $140,000 of interest during the years ended December 31, 2023 and 2022, respectively.

Accrued interest was approximately $0 and $30,000 as of December 31, 2023, and 2022, respectively.

The Company recognized approximately $0 and $0.9 million of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the years ended December 31, 2023 and 2022, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $0.5 million for the year ended December 31, 2023, and 2022, which was included in interest expense in the consolidated statements of operations.

The note included a default amount of $68,000 calculated at 125% of the unpaid principal and accrued interest as the Company failed to repay the two notes at maturity date, which is included in the consolidated balance sheets as of December 31, 2023 and December 31, 2022. Such default amount, along with the accrued interest, was included in the conversion of the note during the year ended December 31, 2023. The balance of the default feature was $0 at December 31, 2023.

As of December 31, 2023, and December 31, 2022, the Fourth Man convertible note, net of debt discount, consist of the following amounts:

	December 31, 2023	December 31, 2022

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$233,393	$340,959
Unamortized debt discount	-	(61,301)
Convertible notes, net	$233,393	279,658

The March 2022 Fourth Man Financing principal balance was approximately $162,000 and $250,000 as of December 31, 2023, and December 31, 2022, respectively.

During the year ended December 31, 2023, the Company converted $88,000 in principal and $52,000 in accrued interest into 2,050,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, the Company accrued an additional $70,000 resulting from this default feature.

As of December 31, 2023, the balance includes the remaining principal of $162,000 and $70,000 of accrued default penalty pursuant to the terms of the underlying agreement.

. The Company incurred approximately $25,000 and $23,000 of interest expense during the years ended December 31, 2023 and 2022, respectively.

The Company recognized approximately $35,000 and $188,000 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature (prior to the adoption of ASU 2020-06) during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, and December 31, 2022, the balance of the unamortized debt discount was $0 and $61,301, respectively. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

As of December 31, 2023, the Fourth Man note was in technical default as the Company failed to repay the principal at the maturity date. However, the Company has not received notification of default from the lender. The default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $70,000.

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

As of December 31, 2023, and December 31, 2022, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	December 31, 2023	December 31, 2022
Mast Hill Convertible note, 16% coupon May 2023, inclusive of accrued interest and penalty	$905,484	$847,000
Convertible notes, gross	$905,484	$847,000
Less Debt discount recorded	(605,000)	(605,000)
Amortization debt discount, net or reversal of original and unamortized BCF	605,000	333,119
Convertible notes, net	$905,484	$575,119

The Mast Hill Note of $905,484 as of December 31, 2023 includes $605,000 of principal, $169,400 in default penalty, and approximately $131,080 in accrued interest.

Accrued interest was approximately $131,000 and $72,600 as of December 31, 2023 and, 2022, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date and additional coupon at the default rate since the May 2022 Mast financing is past maturity and in technical default as of December 31, 2023. The Company recognized approximately $146,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the year ended December 31, 2023.

The Company recognized approximately $500,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants, beneficial conversion feature and the guaranteed twelve-month coupon, during the year ended December 31, 2022.

Effective January 1, 2023, the Company adopted ASU 2020-06, which resulted in the reversal of the original BCF amount to additional paid in capital for approximately $0.2 million, a reversal of the unamortized debt discount related to the BCF for approximately $0.1 million, with the balance of approximately $0.1 million being recorded through retained earnings.

June 2022 Blue Lake Financing

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

As of December 31, 2023 and 2022, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	December 31, 2023	December 31, 2022

Blue Lake Convertible note, 12% coupon June 2023, inclusive of accrued interest	$495,800	$469,000
Convertible notes, gross	$495,800	$469,000
Less Debt discount recorded	(332,748)	(332,748)
Amortization debt discount, net or reversal of original and unamortized BCF	332,748	173,941
Convertible notes, net	$495,800	$310,193

The Company recognized approximately $88,400 and $270,000 of interest expense attributable to interest, amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the years ended December 31, 2023 and 2022, respectively, including the guaranteed twelve-month coupon and earned in full at issuance date. This expense included accrued interest of approximately $161,000 and $134,000 as of December 31, 2023 and 2022, respectively.

The Company recognized approximately $40,200 of interest expense related to the guaranteed coupon for the years ended December 31, 2023 and 2022, respectively.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

As of December 31, 2023, these notes are in default. However, the Company has not received notification of default from the lender. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of December 31, 2023, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	December 31, 2023	December 31, 2022
Short term advance from CFO – Related Party	$35,050	$25,050
Short term advance from CEO – Related Party	50,000	-
Short term advances – bridge investors & others	210,000	245,000
Short term advances – Autotelic Inc. – Related Party	1,470,000	120,000
	$1,765,050	$390,050

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10,000. As such, approximately $35,000 was outstanding from the Company’s CFO at December 31, 2023.

During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the year ended December 31, 2023, an additional $35,000 was repaid to one of the bridge investors. As such, approximately $210,000 was outstanding as short-term advances from bridge investors as of December 31, 2023.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at December 31, 2023.

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. As such, approximately $1.5 million was outstanding and payable to Autotelic at December 31, 2023.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of December 31, 2023, the JV had approximately $23 million in assets, not including GMP Bio’s capital subscriptions of approximately $18 million; recorded approximately $2.6 million in liabilities and incurred approximately $4.8 million and approximately $4.1 million in operational expenses for the years ended December 31, 2023 and 2022, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. GMP Bio conducted a fair value valuation study of the entity. Based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company reported a change in fair value of the Company. As such, the Company reported a change in fair value of the investment in GMP Bio of approximately $13,000 as of December 31, 2023. As of December 31, 2022, the Company did not believe the fair value of the JV has changed during the year ended December 31, 2022 and hence had not recorded a change in fair value.

A summary of the change in fair value of our investment in GMP Bio, as of December 31, 2023 and 2022 is shown below:

	December 31, 2023	December 31, 2022
Balance at January 1, 2023 and 2022	$22,640,519	$22,640,519
Add: change in fair value of investment in GMP Bio	12,706	-

Balance at December 31, 2023 and 2022	$22,653,225	$22,640,519

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

In July and October 2023, The Company converted the debt of fourty two (42) accredited investors from the JH Darbie Financing (now referred to as “PPM-1”) into the new subscription agreements under the new financing (“PPM-2”- See Note 8 below), which resulted in conversion of $2.05 million of old debt into new debt to the Company.

As of December 31, 2023, and 2022, funds received under the JH Darbie Financing, net of debt discounts, consist of the following amounts:

	December 31, 2023	December 31, 2022

Convertible promissory notes
Subscription agreements - accredited investors	$311,693	$2,441,471
Subscription agreements – related party	-	124,547
Total convertible promissory notes	$311,693	$2,566,018

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, the Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022. Further, during the year ended December 31, 2023, the Company repaid two of the unit holders, who held 5 units and opted not to participate in the new JH Darbie financing. While the Company had been in default under the PPM-1 since April 2023, as of the date of this Annual Report, with the conversion of the rest of the Note Holders under the PPM-1, the event of default has been addressed.

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $8,400 and $91,000 for the years ended December 31, 2023 and 2022, respectively, which is included in interest expense in the statements of operations.

NOTE 8 – PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

In July and October 2023, the Company entered into a series of subscription agreements with certain accredited investors (the “financing”) whereby the Company issued and converted a total of 82 Units, with each Unit consisting of:

●

One 16% convertible unsecured promissory note (the “Note”) of $25,000, convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share (“Oncotelic warrant”).

The Company converted the debt of fifteen (15) accredited investors from the previous PPM (“PPM -1”- See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $1.0 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July and October 2023 conversions. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie. Subsequently, the Company paid JH Darbie an advance of $75,000 for processing the first tranche of the Financing and the balance of their fees of $75,000 in July 2023, when the Financing for both Tranche 1 and Tranche 2 was closed. The issuance of the Units in July 2023 represented the two tranches of the Financing (“Tranche 1 and 2”). Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 13% of all of the units sold to JH Darbie. As the Company converted an aggregate of 82 units, JH Darbie was entitled to earn a total of 1,300,000 warrants. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. This conversion constituted to be Tranche 3 of the July 2023 PPM and the terms and conditions of such conversion are the same as that of the first 2 Tranches. A total of 5 unit holders under the PPM-1 opted not to participate in the PPM-2.

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

As of December 31, 2023, and December 31, 2022, debt recorded under PPM-2, net of debt discounts and including accrued interest, consist of the following amounts:

	December 31, 2023	December 31, 2022
Convertible promissory notes
Subscription agreements - accredited investors	$1,898,468	$-
Total convertible promissory, net of discounts	$1,898,468	$-

The Company incurred approximately $0.3 million of issuance costs under the PPM-2 and are incremental costs directly related to the issuance of the various instruments bundled in the offering. Concurrently with the PPM- 2, JH Darbie was granted a total of 2,665,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

●	Term: through December 31, 2025
●	Coupon: 16%
●	Convertible at the option of the holder at any time into the Company’s common stock
●	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt- Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction resulted in a loss from debt extinguishment of approximately $95,000, which is presented in other expense in the consolidated statements of operations for the year ended December 31, 2023. The estimated volume weighted grant date fair value of approximately $0.008 per share associated with the warrants to purchase up to 11,300,000 shares of common stock issued in this offering, or a total of approximately $95,000, was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	145.1%-157.5%
Risk-free interest rates	4.94%-5.02%
Dividend	0.00%

The Company recorded an initial debt discount of approximately $284,000 during the year ended December 31, 2023. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $50,000 for the year ended December 31, 2023, which is included in interest expense in the statements of operations. No similar debt discounts, debt issuance costs or amortizations were recorded during the same periods of 2022.

During the year ended December 31, 2023, the Company incurred approximately $122,000 of interest expense related to the convertible notes. No similar interest expense was recorded during the same periods of 2022.

The Company converted the remaining 12 unit holders under the PPM-1 into the PPM-2 in January 2024. The terms and conditions of the conversions are the same as the July and October 2023 conversions.

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

Expenses related to the MSA were approximately $12,000 and $60,000 for the years ended December 31, 2023 and 2022, respectively. The Company owed Autotelic, Inc. approximately $0.3 million at December 31, 2023 and December 31, 2022 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2021 Annual Report on Form 10-K filed with SEC on April 15, 2022.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2023, Dr. Trieu provided additional short-term funding of $50,000 to the Company. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic has provided $1.4 million in short term advances to the Company. As such, approximately $1.5 million was outstanding and payable to Autotelic at December 31, 2023.

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

No expense was recorded during the year ended December 31, 2023, or 2022, respectively, related to this Agreement.

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

The Company recorded an expense of $0 and $75,000 during the years ended December 31, 2023 and 2022, respectively, related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

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

During year ended December 31, 2023, the Company did not sell any shares of Common Stock under the EPL, as compared to the Company having sold a total of 1.3 million shares of Common Stock to Peak One, at prices ranging from $0.09 and $0.25, for total gross proceeds of approximately $0.2 million, net of issuance costs, during the year ended December 31, 2022.

NOTE 11 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the year ended December 31, 2023

In February 2023, Fourth Man partially converted $71,750 of their debt. In connection with the partial Note conversion, the Company issued 1,025,000 shares of Common Stock to Fourth Man.

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

In October 2023, Fourth Man converted approximately $72,000 in principal, accrued interest and legal fees into 1,025,000 shares of Common Stock.

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

As of December 31, 2023, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the year ended December 31, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46
Outstanding at December 31, 2023	24,177,761	0.21
Options exercisable at December 31, 2023	13,985,261

For the year ended December 31, 2022	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Granted and vested during the year*	9,100,000	0.10
Outstanding at December 31, 2022	25,690,261	$0.23
Options exercisable at December 31, 2022	15,497,761

*	Includes 7,280,000 options that have been considered as vested, pending approval by the Board of Directors of the Company.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2023:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	8.2	$0.11	6,057,500
0.16 to $0.21	5,502,761	7.5	0.16	5,502,761
0.22 to $0.37	1,550,000	3.9	0.27	1,550,000
0.38 to $0.72	500,000	2.2	0.72	500,000
0.73 to $15.0	375,000	14	4.14	375,000
	24,177,761	7.5	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of December 31, 2023, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2022. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The Company amortized $0 stock compensation expense during the year ended December 31, 2023 on the 2021 and 2022 grants. The Company recorded $0.9 million of similar expense during the same period of 2022.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2023 and 2022, respectively are summarized as follows:

For the year ended December 31, 2023	Shares	Average Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the year ended December 31, 2023	23,165,000	0.12
Exercised / cancelled during the year ended December 31, 2023	(42,737,500)	0.20
Outstanding at December 31, 2023	61,500,355	$0.15

For the year ended December 31, 2022	Shares	Average Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the year ended December 31, 2022	38,623,816	0.15-0.20
Exercised / cancelled during the year ended December 31, 2022	(10,865,385)	0.13
Outstanding at December 31, 2022	81,072,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at December 31, 2023:

	Outstanding and exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable
$0.13	961,539	2.90	0.13	961,539
0.15	33,000,066	0.25	0.15	33,000,066
0.20	4,373,750	3.24-3.48	0.20	4,373,750
0.20	11,300,000	1.52	0.12	11,300,000
0.20	11,865,000	1.82	0.12	11,865,000
	61,500,355	1.12	$0.15	61,500,355

NOTE 13 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2023 and 2022 are as follows in thousands:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Stock-based compensation	$1,438	$2,575
Assets	1,304	2,752
Liability accruals	324	323
R&D Credit	1,372	1,372
Capital Loss	528	528
Deferred state tax	(2,065)	(2,146)
Net operating loss carry forward	10,489	53,456
Total gross deferred tax assets	13,390	58,860
Less - valuation allowance	(13,390)	(58,860)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2023, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. For information on our deferred tax assets and liabilities, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 203 or 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

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

Third Party Service Provider Claim

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The Honorable Court overruled the previous judgement and the Company had sued the third-party service provider. In March 2024, the Honorable Court’s decision was in favor of the Company due to the reasons described above and the matter has been dismissed.

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

NOTE 15 – SUBSEQUENT EVENTS

Completion of Tranche 4 of July 2023 PPM

In January 2024, the Company entered into a series of subscription agreements with 4 accredited investors which resulted in a conversion of a gross amount of $0.5 million, consisting of 12 units under the prior JH Darbie Financing into new debt, under PPM 2, to the Company. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

Conversion of Debt to Equity by Fourth Man

In February 2024, Fourth Man converted a portion of the March 2022 debt, including interest, default penalty and conversion fee, of approximately $33,250 for 500,000 shares of the Company’s Common Stock.

