Form 10-Q
period 2024-03-31
Oncotelic Therapeutics, Inc.
filed 2024-05-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 14, 2024, there were 399,684,128 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$188,989	$170,405
Restricted cash	20,000	$20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	3,230	62,356

Total current assets	231,195	271,737

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	5,988,230	5,988,230
Investment in GMP Bio at fair vlue	22,653,225	22,653,225
Total assets	$29,974,410	$30,014,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,440,807	$2,437,321
Accounts payable to related party	344,526	344,099
Contingent consideration	2,625,000	2,625,000
Derivative liability on Notes	420,738	423,214
Convertible and short-term debt, net of costs	7,814,517	8,066,957
Convertible debt and short-term debt, related party, net of costs	2,866,659	2,608,356

Total current liabilities	16,512,247	16,504,947

Convertible long-term debt, net of costs	2,087,773	1,773,468
Convertible long-term debt, net of costs - related party	125,000	125,000
	2,212,773	1,898,468

Total liabilities	18,725,020	18,403,415

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 399,684,128 and 399,184,128 issued and outstanding, respectively	3,996,839	3,991,839
Additional paid-in capital	41,763,054	41,655,026
Accumulated deficit	(33,925,412)	(33,516,736)
Total Oncotelic Therapeutics, Inc. stockholders’ equity	11,834,481	12,130,129
Non-controlling interests	(585,091)	(518,592)

Total stockholders’ equity	11,249,390	11,611,537
Total liabilities and stockholders’ equity	$29,974,410	$30,014,952

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2024 and 2023

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating expenses:
Research and development	$480	$65,916
General and administrative	166,742	198,200
Total operating expenses	167,222	264,116

Loss from operations	(167,222)	(264,116)
Other income (expense):
Interest expense, net	(234,709)	(394,278)
Reimbursement for expenses - related party	12,538	72,246
Change in fair value of derivative on debt	2,476	(19,896)
Loss on extinguishment / conversion of debt	(88,258)	-
Total other expense	(307,953)	(341,928)
Net loss before non-controlling interests	(475,175)	(606,044)
Net loss attributable to non-controlling interests	(66,499)	(80,625)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(408,676)	$(525,419)

Basic and diluted net loss per share attributable to common stock	$(0.00)	$(0.00)
Basic and diluted weighted average common stock outstanding	399,378,572	392,359,380

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued upon partial conversion of debt	-	-	500,000	5,000	30,000		-	35,000
Loss on extinguishment of PPM1 debt					78,028			78,028
Net loss	-	-				(408,676)	(66,499)	(475,175)
Balance at March 31, 2024	-	$-	399,684,128	$3,996,839	$41,763,054	$(33,925,412)	$(585,091)	$11,249,390

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

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(475,175)	$(606,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	38,009	166,434
Change in fair value of derivative	(2,476)	19,896
Loss on debt conversion	88,258	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,734	19,444
Accounts payable and accrued expenses	89,140	134,590
Accounts payable to related party	12,094	14,663
Net cash used in operating activities	(231,416)	(251,017)

Cash flows from financing activities:

Proceeds from short-term loan, other	250,000	200,000
Net cash provided by financing activities	250,000	200,000

Net increase (decrease) in cash	18,584	(51,017)

Cash - beginning of period	190,405	261,452

Cash - end of period	$208,989	$210,435

Supplemental cash flow information:
Cash paid for:
Interest paid	$94,773	$99,814
Income taxes paid	$-	$-
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$35,000	$71,749

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”) and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

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

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV will also be sponsoring many investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. The Company was working with the Biomedical Advanced Research and Development Authority (“BARDA”) to conduct an observational study to evaluate the effects of long COVID-19 and had been provided a grant of up to $0.75 million for the study; however, BARDA discontinued that program with the Company. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2023 Annual report on Form 10- K filed with the SEC on April 12, 2024.

Fundraising

Private Placement 2 & JH Darbie Financing

Between July 2023 and January 2024, the Company entered into a series of subscription agreements with 15 accredited investors which resulted in a conversion of a gross amount of $1.0 million, consisting of 40 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. Additionally, in January 2024, Company entered into a series of subscription agreements with 4 accredited investors which resulted in a conversion of a gross amount of $0.3 million, consisting of 12 notes. The July 2023, October 2023 and January 2024 conversions fully converted JH Darbie PPM-1 notes into PPM-2 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022 to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company (“Common Stock’) in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the year ended December 31, 2022. The approximately 33 million warrants to purchase shares of our Common Stock expired on March 31, 2024. For more information on the JD Darbie financing, refer to Note 7 of these unaudited Notes to the Consolidated Financial Statements.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for the EPL on April 12, 2024 with the SEC and the SEC has made the post-effective amendment effective on April 22, 2024. The Company filed a prospectus under rule 424b3 with the SEC on April 26, 2024. For more information on the EPL, refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

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

November/December 2021 and March Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of March 31, 2024.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of March 31, 2024, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the three months ended March 31, 2024, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $35,000 for 500,000 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till May 27, 2024. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. As of March 31, 2024, this note is in technical default and available for conversion into the Company’s Common Stock. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Forever Prosperity (previously GMP) Note purchase agreements and unsecured notes

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million. Such notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP.

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

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted the Company, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments of up to $50 million upon achievement of certain financial, development and regulatory milestones. In addition to the milestone payments, Autotelic would be entitled to earn royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How. The Agreement contains representations, warranties and indemnification provisions of each of the parties thereto that are customary for transactions of this type. For more information on the Agreement, refer to our 2023 10-K filed with the SEC on April 12, 2024.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $34 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $16.3 million at March 31, 2024, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2024 of approximately $0.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company obtained approximately $0.25 million of a short term loan from Autotelic Inc., a related party, during the three months ended March 31, 2024.

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

Cash

As of March 31, 2024 and December 31, 2023, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2024 and December 31, 2023.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Unaudited Consolidated Statements of Operation as of March 31, 2024 and the Audited Consolidated Statements of Operation for the year ended December 31, 2023:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
March 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2023
Investment in GMP Bio (equity securities)	$22,640,521	$12,704	$-	$22,653,225
Total	$22,640,521	$12,704	$-	$22,653,225

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of March 31, 2024 and 2023.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at March 31, 2024 and December 31, 2023, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024 Conversion Feature	December 31, 2023 Conversion Feature
Balance at January 1, 2024 and 2023	$423,214	$198,140
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	-
Change in fair value	(2,476)	225,074

Balance at March 31, 2024 and 2023	$420,738	$423,214

As of March 31, 2024 and December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2024 and December 31, 2023:

	March 31, 2024 Key Assumptions for fair value of conversions	December 31, 2023 Key Assumptions for fair value of conversions
Risk free interest	5.03%	4.64% - 5.40%
Market price of share	$0.04	$0.03 - 0.05
Life of instrument in years	0.01	0.01
Volatility	226.9%	142.45%-236.86%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2024 and March 31, 2023, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the three months ended March 31, 2024 or 2023, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended March 31, 2024 and 2023, respectively, no equivalent shares of the Common Stock were excluded as the Company has incurred losses during the said periods, and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2024 and 2023, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2024 and year ended December 31, 2023, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three months ended March 31, 2024, no impairment was recognized towards goodwill. For the year ended December 31, 2023, we recorded an impairment loss of approximately $6.1 million, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At March 31, 2024 and December 31, 2023, the Company identified EdgePoint to be the Company’s sole VIE. At March 31, 2024 and December 31, 2023, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at March 31, 2024 and December 31, 2023, respectively.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2023, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2023. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $6.1 million during the year ended December 31, 2023. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of March 31, 2024, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the three months ended March 31, 2024.

A summary of our goodwill as of March 31, 2024 and December 31, 2023 is shown below:

	March 31, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$5,988,230	$12,071,376
Less: Goodwill impairment due to market capitalization	-	(6,083,146)

Balance at March 31, 2024 and December 31, 2023	$5,988,230	$5,988,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization in any interim periods, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods, as we did during the course of the year ended December 31, 2023.

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

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of March 31, 2024 and December 31, 2023, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2024	December 31, 2023

Accounts payable	$1,652,747	$1,656,613
Accrued expense	788,060	780,708
	$2,440,807	$2,437,321

	March 31, 2024	December 31, 2023

Accounts payable – related party	$344,526	$344,099

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2024 and December 31, 2023, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	March 31,	December 31,
	2024	2023
Current Debt
Convertible debentures
10% Convertible note payable – Bridge Investor	$35,556	$35,556
10% Convertible note payable – Related Party	164,444	164,444
10% Convertible note payable – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	130,208	128,958
5% Convertible note payable – Related Party	304,358	301,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	303,878	300,753
5% Convertible note payable – CEO & CFO – Related Parties	99,584	98,559
5% Convertible note payable – Bridge Investors	204,022	201,922
	1,042,050	1,031,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	283,177	280,052
5% Convertible note – Bridge investors	423,068	418,399
5% Convertible note – CFO – Related Party	84,956	84,018
	791,201	782,469
JH Darbie PPM Debt
16% Convertible Notes – Non-related parties	-	311,693
16% Convertible Notes – CEO – Related Party	-	-
	-	311,693

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	208,510	233,393

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,772,439	4,750,000

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,451,926	1,401,283

Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	35,050	35,050
Short term debt – Autotelic Inc. – Related Party	1,720,000	1,470,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,015,050	1,765,050
Total of short term convertible debentures & notes and other debt	$10,681,176	10,675,313

	March 31,	December 31,
	2024	2023
Long Term Debt
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,087,773	1,773,468
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,212,773	1,898,468

Convertible Debentures

As of March 31, 2024, the Company had a derivative liability of approximately $421,000 and recorded a change in fair value of approximately $2,500 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financings

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO (the “Trieu Note”) and a Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled approximately $0 for the three months ended March 31, 2024 and 2023, respectively. Total unamortized discount on this note was approximately $0 as of March 31, 2024, and December 31, 2023, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 for the three months ended March 31, 2024, and 2023, respectively. Total unamortized discount on this note was approximately $0 as of March 31, 2024.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 for the three months ended March 31, 2024, and 2023, respectively. Total unamortized discount on this note was $0 as of March 31, 2024.

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

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) June 30, 2023, or (b) the occurrence of an event of default (either, the “Maturity Date”). A majority of the Fall 2019 Notes have waived the default in the maturity of the Forever Prosperity (Formerly GMP) Note and as such there is no event of default and also agreed to extend the date of maturity of the Forever Prosperity Note to December 31, 2024. The Company had the option to prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes included failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

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

There was no activity during the three months ended March 31, 2024 and 2023. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of March 31, 2024, and December 31, 2023.

Further, the Company recorded interest expense of $10,625 on these Fall 2019 Notes for the three months ended March 31, 2024, and 2023, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of March 31, 2024, and December 31, 2023, was $1,042,050 and $1,031,425, respectively.

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of March 31, 2024, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of March 31, 2024, GMP was invoiced by the clinical research organization for $1.5 million. Till date, GMP paid the clinical trial organization the $1.0 million.

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

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP. All the GMP notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.78 million and $4.75 million, both as of March 31, 2024, and December 31, 2023, respectively. During the quarters ended March 31, 2024, and 2023, the Company incurred approximately $22,400 of interest expense.

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

As of March 31, 2024, and December 31, 2023, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	March 31,	December 31,
	2024	2023
Autotelic Related party convertible note, 5% coupon December 2023	$283,177	$280,052
Accredited investors convertible note, 5% coupon December 2023	423,068	418,399
CFO Related party convertible note, 5% coupon December 2023	84,956	84,018
	$791,201	$782,469

During the quarters ended March 31, 2024 and 2023, the Company recognized approximately $8,730 of interest expense on the August 2021 Investors notes, of which approximately $4,060 are attributable to related parties.

At March 31, 2024, and December 31, 2023, accrued interests on these convertible notes totaled approximately $92,700 and $84,000, respectively.

November December 2021 and March 2022 Financing

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

As of March 31, 2024, the Blue Lake and Fourth Man November- December 2021 notes and any accrued interest, are fully converted.

As of March 31, 2024, and December 31, 2023, the March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	March 31, 2024	December 31, 2023

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$208,510	$233,393
Unamortized debt discount	-	-
Convertible notes, net	$208,510	233,393

In February 2024, the Company converted $35,000 in principal, accrued interest and legal fees into 500,000 shares of common stock. The Company recognized approximately $8,800 and $9,700 of interest during the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the Fourth Man note was in technical default as the Company failed to repay the principal at the maturity date. However, the Company has not received notification of default from the lender. The default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $70,000. As of March 31, 2024, and December 31, 2023, the balance of the unamortized debt discount was $0. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes.

As of March 31, 2024, and December 31, 2023, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	March 31, 2024	December 31, 2023
Mast Hill Convertible note, 12% coupon May 2023, inclusive of accrued interest and penalty	$929,684	$905,484
Convertible notes, net	$929,684	$905,484

Accrued interest was $155,000 and $131,000 as of March 31, 2024 and December 31, 2023, which is the guaranteed twelve-month coupon and earned in full at issuance date. The May 2022 Mast Note was extended through May 27, 2024 at a cost of approximately $68 thousand, and which is included in the amount outstanding and payable to Mast as of March 31, 2024.

The Company recognized approximately $0 and $89,997 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, these notes are in technical default due to the cross-default provision contained in the November / December 2021 Notes and payable in cash. However, the Company has not received notification of default from the lender. The cross-default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $169,000.

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

As of March 31, 2024 and December 31, 2023, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	March 31, 2024	December 31, 2023
Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest and penalty	$522,242	$495,800
Convertible notes, net	$522,242	$495,800

The Company recognized approximately $26,400 and $32,234 of interest expense attributable to interest, amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three months ended March 31, 2024 and 2023, respectively.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

As of March 31, 2024, these notes are in default. However, the Company has not received notification of default from the lender. The Company has recorded an estimated default penalty of approximately $94,000.

Other short-term advances

As of March 31, 2024 compared to December 31, 2023, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	March 31, 2024	December 31, 2023
Short term advance from CFO – Related Party	$35,050	$35,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	1,720,000	1,470,000
	$2,015,050	$1,765,050

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. In the three months ended March 31, 2024 Autotelic Inc. provided additional short-term funding of $250,000 to the Company. As such, approximately $2 million was outstanding and payable to Autotelic at March 31, 2024.

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10,000. As such, approximately $35,000 was outstanding from the Company’s CFO at March 31, 2024.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at March 31, 2024.

During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and $20,000 was repaid. During the year ended December 31, 2023, an additional $35,000 was repaid to one of the bridge investors. As such, approximately $210,000 was outstanding as short-term advances from bridge investors as of March 31, 2024.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of March 31, 2024, the JV had approximately $23 million in assets, not including GMP Bio’s capital subscriptions of approximately $18 million; recorded approximately $2.6 million in liabilities and incurred approximately $4.8 million and approximately $1.6 million in operational expenses for the three months ended March 31, 2024 and 2023, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. GMP Bio conducted a fair value valuation study of the entity. Based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company reported a change in fair value of the Company. As such, the Company reported a change in fair value of the investment in GMP Bio of approximately $13,000 at December 31, 2023. No change has been assessed to the fair value of the company during the three months ended March 31, 2024.

A summary of the change in fair value of our investment in GMP Bio, as of March 31, 2024 and December 31, 2023 is shown below:

	March 31, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$22,653,225	$22,640,521
Add: change in fair value of investment in GMP Bio	-	12,704

Balance at December 31, 2024 and 2023	$22,653,225	$22,653,225

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

In January 2024, the Company converted the debt of four (4) accredited investors from PPM-1 into the new subscription agreements under the new financing (“PPM-2”- See Note 8 below), which resulted in conversion of $0.3 million of old debt into new debt to the Company.

	March 31, 2024	December 31, 2023
Convertible promissory notes
Subscription agreements - accredited investors	$-	$311,693
Subscription agreements – related party	-	-
Total convertible promissory notes	$-	$311,693

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

For more information on the private placement, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment. The approximately 33 million warrants to purchase shares of our Common Stock expired on March 31, 2024. The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022. Further, during the year ended December 31, 2023, the Company repaid two of the unit holders, who held 5 units and opted not to participate in the new JH Darbie financing. While the Company had been in default under the PPM-1 since April 2023, as of the date of this Annual Report, with the conversion of the rest of the Note Holders under the PPM-1, the event of default has been addressed.

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $8,400 for the three months ended March 31, 2024 and March 31, 2023 respectively, which is included in interest expense in the statements of operations.

NOTE 8 – PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

In July and October 2023, the Company entered into a series of subscription agreements with certain accredited investors (the “financing”) whereby the Company issued and converted a total of 82 Units from the previous PPM (“PPM -1”- See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $2.05 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July and October 2023 conversions., with each Unit consisting of:

●	One 16% convertible unsecured promissory note (the “Note”) of $25,000, convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share (“Oncotelic warrant”).

In January 2024, the Company converted the remaining debt of four (4) accredited investors from PPM-1 into the new subscription agreements under the new financing into PPM-2, which resulted in conversion of $0.3 million of old debt into new debt to the Company and full conversion of PPM-1 into PPM-2 debt.

The Company converted the debt of fifteen (15) accredited investors from the previous PPM (“PPM -1”- See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $1.0 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July and October 2023 conversions. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie. Subsequently, the Company paid JH Darbie an advance of $75,000 for processing the first tranche of the Financing and the balance of their fees of $75,000 in July 2023, when the Financing for both Tranche 1 and Tranche 2 was closed. The issuance of the Units in July 2023 represented the two tranches of the Financing (“Tranche 1 and 2”). Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 13 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 40 units, JH Darbie was entitled to earn a total of 1,300,000 warrants. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. As the Company converted an aggregate of 42 units, JH Darbie was entitled to earn a total of 1,365,000 warrants. This conversion constituted to be Tranche 3 of the July 2023 PPM and the terms and conditions of such conversion are the same as that of the first 2 Tranches. In January 2024, the Company entered into a series of subscription agreements with 4 accredited investors which resulted in a conversion of a gross amount of $0.3 million, consisting of 12 notes, under the prior JH Darbie Financing into new debt to the Company. As the Company converted an aggregate of 12 units, JH Darbie was entitled to earn a total of 390,000 warrants. This conversion constituted to be Tranche 4 of the July 2023 PPM and the terms and conditions of such conversion are the same as that of the first 3 Tranches. A total of 5 unit holders under the PPM-1 opted not to participate in the PPM-2.

In connection with the consummation of Tranche 1, 2 and 3 and 4 of the July 2023 PPM, the Company entered into a Registration Rights Agreement granting certain registration rights with respect to the shares of the Company’s Common Stock issued in connection with the financing, as well as the shares of the Company’s Common Stock issuable upon exercise of the Warrants. The issuance of the Units is exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock and warrants and any shares of common stock issuable upon exercise of the warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

As of March 31, 2024 and December 31, 2023, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	March 31, 2024	December 31, 2023
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$2,212,773	$1,898,468
Total PPM-2 Darbie Financing, net of discounts	$2,212,773	$1,898,468

The Company incurred approximately $0.4 million of issuance costs under the PPM-2 and are incremental costs directly related to the issuance of the various instruments bundled in the offering. Concurrently with the sale of the Units, JH Darbie was granted a total of 3,055,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

■	Term: through January 31, 2026
■	Coupon: 16%
■	Convertible at the option of the holder at any time into the Company’s common stock
■	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction related to T4 resulted in a loss from debt extinguishment of approximately $88,000, which is presented in other expense in the consolidated statements of operations for the year ended March 31, 2024. The estimated volume weighted grant date fair value of approximately $0.026 per share associated with the warrants to purchase up to 3,390,000 shares of common stock issued in this offering, or a total of approximately $88,000 was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rate	4.29%
Dividend	0.00%

The Company recorded approximately $284,000 as an initial debt discount through December 31, 2024. Further, the Company recorded an additional debt discount of approximately $34,000 during the three months ended March 31, 2024. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $38,000 for the three months ended March 31, 2024. Further, the Company recognized amortization expense of approximately $122,000 for the year ended December 31, 2023, The amortization expense has been included in interest expense in the statements of operations of the respective periods. No similar debt discounts, debt issuance costs or amortizations were recorded during the three month period ended March 31, 2023 nor the year ended December 31, 2022.

During the three months ended March 31, 2024, the Company incurred approximately $83,000 of interest expense related to the convertible notes. No similar interest expense was recorded during the same periods of 2023.

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

Expenses related to the MSA were approximately $0 and $11,000 for the three months ended March 31, 2024 and 2023.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2023 Annual Report on Form 10-K filed with SEC on April 12, 20242.

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

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in short term advances to the Company. In addition, Autotelic provided a short term advance of $250,000 during the three months ended March 31, 2024 and as such, $1.7 million was outstanding and payable to Autotelic at March 31, 2024.

Artius Consulting Agreement

On March 9, 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Effective Date”) (the “Artius Agreement”). For more information on this Agreement, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

No expense was recorded during the three months ended March 31, 2024 and 2023, respectively, related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials. For more information on this Agreement, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The Company recorded an expense of $0 during the three months ended March 31, 2024 and 2023. Effective April 1, 2022, Dr Maida’s compensation is being borne under the JVA with GMP Bio.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024. The Company also filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 12, 2024, and the Form S-1 was declared effective on April 22, 2024. The Company filed the prospectus under rule 424b3 with the SEC on April 26, 2024.

During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the three months ended March 31, 2024

In February 2024, Fourth Man partially converted $35,000 of their debt. In connection with the partial Note conversion, the Company issued 500,000 shares of Common Stock to Fourth Man.

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

As of March 31, 2024, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the three months ended March 31, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at March 31, 2024	24,177,761	0.21
Options exercisable at March 31, 2024	13,985,261	0.10

		Weighted
		Average
For the three months ended March 31, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.30
Expired or cancelled	-	-
Outstanding at March 31, 2023	25,690,261	$0.30
Exercisable at March 31, 2023	15,497,761	$0.29

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2024:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	7.9	$0.12	6,057,500
0.16 to $0.21	5,502,761	7.3	0.16	5,502,761
0.22 to $0.37	1,550,000	3.7	0.28	1,550,000
0.38 to $0.72	500,000	2.0	0.73	500,000
0.73 to $15.0	375,000	1.1	4.14	375,000
	24,177,761	7.3	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of March 31, 2024, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2023 are considered vested. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The Company amortized $0 stock compensation expense during the three months ended March 31, 2024 and 2023 on the 2021 and 2022 grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024. During the three months ended March 31, 2024, approximately 33 million warrants to purchase shares of the Company’s Common Stock expired. Such warrants were issued in connection with the extension of our JH Darbie PPM1 extension of the PPM1 Notes.

A summary of our warrant activity for the three months ended March 31, 2024 and 2023, respectively are are shown as follows:

		Average
For the three months ended March 31, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the three months ended March 31, 2024	3,390,000	0.12
Exercised / cancelled during the three months ended March 31, 2024	(33,000,066)	015
Outstanding at March 31, 2024	31,890,289	$0.13

		Average
For the three months ended March 31, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the three months ended March 31, 2023	-	-
Exercised / cancelled during the three months ended March 31, 2023	-	-
Outstanding at March 31, 2023	81,072,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at March 31, 2024:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	2.65	0.13	961,539
0.20	4,373,750	2.9-3.23	0.20	4,373,750
0.12	26,555,000	1.27-1.83	0.12	26,555,000

	31,890,289	1.74	$0.13	31,890,289

NOTE 13 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2023, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024.

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

PointR Merger Consideration

The total purchase price in the PointR Merger of $17,831,427 represented the consideration transferred from the Company and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which could increase to $15 million of contingent consideration, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Third Party Service Provider Claim

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The Honorable Court overruled the previous judgement and the Company had sued the third-party service provider. In March 2024, the Honorable Court’s decision was in favor of the Company due to the reasons described above and the matter has been dismissed. The third party service provider has filed an appeal with the Honorable Court.

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

NOTE 15 – SUBSEQUENT EVENTS

Post-effective amendment of the EPL

The Company filed a new post-effective amendment in April 2024 and the new post-effective amendment was found effective on April 22, 2024. The Company filed a prospectus under rule 424b3 with the SEC on April 26, 2024.

Term Sheet with Mosaic ImmunoEngeinnering (“Mosaic”)

The Company entered into a binding term sheet (the “Term Sheet”) with Mosaic on April 26, 2024. As per the terms contained in the Term Sheet, Mosaic will pay Oncotelic $15 million in shares upon the closing of a definitive agreement for certain pre-agreed indications of CA4P. In addition, Oncotelic may earn upto $15 million in cash and $15 million in shares of Mosaic, upon achievement of certain agreed upon milestones. Additional terms of the Term Sheet include that (1) Mosiac to continue the development work necessary to achieve the mutually agreed upon milestones which will include an annual budget of $2.0 – $2.5 million, (2) Oncotelic will loan Mosaic funds to cover Mosaic’s annual audit and operational costs till June 1, 2024, at terms to be decided, and repayable upon Mosaic raising financings of $2 million or more, in cash or additional shares of Mosaic (3) Oncotelic will assist Mosaic to raise at least $2 million to fund the operations of Mosaic and (4) in the event Oncotelic is unable to assist Mosiac raise the required funds as per clause 3 above, then the transaction shall move forward as a reverse acquisition/merger, with conditions typical of such a transaction. Pursuant to the Term Sheet, the parties agreed to negotiate in good faith towards the execution of the Definitive Agreements and the closing of the transactions contemplated thereby, which will be subject to customary due diligence and other conditions as described in the Term Sheet.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that the actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

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

Forever Prosperity (previously GMP) Note purchase agreements and unsecured notes

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million. Such notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP.

For more information on the GMP debt financing, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Joint Venture

In March 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). For more information on the JV, JVA, and Agreements, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

New Private Placement with JH Darbie

Between July 2023 and January 2024, the Company entered into a series of subscription agreements with 15 accredited investors which resulted in a conversion of a gross amount of $1.0 million, consisting of 40 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. Additionally, in January 2024, Company entered into a series of subscription agreements with 4 accredited investors which resulted in a conversion of a gross amount of $0.3 million, consisting of 12 notes. The July 2023, October 2023 and January 2024 conversions fully converted JH Darbie PPM-1 notes into PPM-2 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

March 2022 Financing

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2022, this note is in Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.In February 2024, the Company converted $35,000 in principal, legal fees and accrued interest of the Fourth Man March 2022 note, into 500,000 shares of common stock.

May 2022 Note

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes. The May 2022 Note was extended till May 27, 2024.

For more information on the May 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of common stock of the Company (“June 2022 Blue Lake Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 83,750 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes. As of March 31, 2024, this note is in technical default due to cross default provision contained in November / December 2021 Notes. However, the Company has not received notification of default from the lender.

For more information on the June 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

Short-term loans

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. In the three months ended March 31, 2024 Autotelic Inc. provided additional short-term funding of $250,000 to the Company. As such, approximately $2 million was outstanding and payable to Autotelic at March 31, 2024.

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided an additional short-term advance of $10,000. As such, approximately $35,000 was outstanding to the Company’s CFO at March 31, 2024.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at March 31, 2024.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for the EPL on April 12, 2024 with the SEC and the SEC has made the post-effective amendment effective on April 22, 2024. The Company filed a prospectus under rule 424b3 with the SEC on April 26, 2024. For more information on the EPL, refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

Term Sheet with Mosaic ImmunoEngeinnering (“Mosaic”)

The Company entered into a binding term sheet (the “Term Sheet”) with Mosaic on April 26, 2024. As per the terms contained in the Term Sheet, Mosaic will pay Oncotelic $15 million in shares upon the closing of a definitive agreement for certain pre-agreed indications of CA4P. In addition, Oncotelic may earn upto $15 million in cash and $15 million in shares of Mosaic, upon achievement of certain agreed upon milestones. Additional terms of the Term Sheet include that (1) Mosiac to continue the development work necessary to achieve the mutually agreed upon milestones which will include an annual budget of $2.0 – $2.5 million, (2) Oncotelic will loan Mosaic funds to cover Mosaic’s annual audit and operational costs till June 1, 2024, at terms to be decided, and repayable upon Mosaic raising financings of $2 million or more, in cash or additional shares of Mosaic (3) Oncotelic will assist Mosaic to raise at least $2 million to fund the operations of Mosaic and (4) in the event Oncotelic is unable to assist Mosiac raise the required funds as per clause 3 above, then the transaction shall move forward as a reverse acquisition/merger, with conditions typical of such a transaction. Pursuant to the Term Sheet, the parties agreed to negotiate in good faith towards the execution of the Definitive Agreements and the closing of the transactions contemplated thereby, which will be subject to customary due diligence and other conditions as described in the Term Sheet.

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

Results of Operations

A comparison of the Company’s operating results for the three months ended March 31, 2024 and 2023, respectively, is as follows.

	March 31, 2024	March 31, 2023	Variance
Operating expense:
Research and development	$480	$65,916	$(65,436)
General and administrative	166,742	198,200	(31,458)

Total operating expense	167,222	264,116	(96,894)
Loss from operations	(167,222)	(264,116)	96,894
Interest expense, net	(234,709)	(394,278)	159,569
Reimbursement for expenses – related party	12,538	72,246	(59,708)
Change in fair value of derivative on debt	2,476	(19,896)	22,372
Loss on debt conversion	(88,258)	-	(88,258)
Net income (loss) before controlling interests	$(475,175)	$(606,044)	$130,869

Net Loss

We recorded a net loss of approximately $0.5 million for the three months ended March 31, 2024 as compared to approximately $0.6 million for the three months ended March 31, 2023. The lower loss of approximately $0.1 million for the three months ended March 31, 2024 as compared to the same period of 2023 was primarily due to lower operational expenses of approximately $0.1 million, lower interest expense by approximately $0.2 million, lower change in value of derivatives on debt by approximately $22 thousand, offset by higher loss on extinguishment of debt of approximately $0.1 million and lower reimbursement for expenses from a related party of approximately $60 thousand.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $65 thousand for the three months ended March 31, 2024 compared to the same period in 2023. The lower R&D cost was primarily related to lower compensation and operational costs, as these costs are now being borne by our JV since April 2022.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $31 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the decrease in legal & professional and other operating costs.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.2 million for the three months ended March 31, 2024 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.4 million for the same period of 2023. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $12 thousand, by Autotelic Inc. a related party, during the three months ended March 31, 2024, for expenses incurred by the Company on behalf of our JV. The Company was reimbursed $72 thousand for the same period in 2023.

Change in Value of Derivatives

During the three months ended March 31, 2024, we recorded a gain of approximately $2 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the three months ended March 31, 2023, we recorded a loss of $20 thousand due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the three months ended March 31, 2024, we recorded a loss of approximately $90 thousand on conversion or extinguishment of debt. No similar loss was recorded during the three months ended March 31, 2023.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2024	December 31, 2023
Cash	$209	$190
Working capital	(16,281)	(16,233)
Stockholders’ Equity	11,249	11,611

The Company has experienced net losses every year since inception and as of March 31, 2024 had an accumulated deficit of approximately $34 million. As of March 31, 2024, the Company had approximately $0.2 million in cash, and current liabilities of approximately $16.5 million. Of the approximately $16.5 million in current liabilities, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.7 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Three month ended March 31,
	2024	2023
Net cash used in operating activities	$(231)	$(251)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	250	200
Increase (decrease) in cash	$19	$(51)

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2024. This was due to the net loss of approximately $0.5 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of approximately $38 thousand, approximately $0.1 million of loss on conversion of debt and and in operating assets and liabilities of approximately $0.1 million.

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2023. This was due to the net loss of approximately $0.6 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of approximately $0.2 million and in operating assets and liabilities of approximately $0.2 million.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was approximately $0.3 million due to a short-term convertible loan from Autotelic Inc. of $0.2 million.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2024 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The Honorable Court overruled the previous judgement and the Company had sued the third-party service provider. In March 2024, the Honorable Court’s decision was in favor of the Company due to the reasons described above and the matter has been dismissed. The third party service provider has filed an appeal with the Honorable Court.

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

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024 and other SEC filings. The risks described below and in our 2023 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In February 2024, Blue Lake partially converted $35,000 of their debt, legal fees and accrued interest. In connection with the partial Note conversion, the Company issued 500,000 shares of Common Stock to Blue Lake.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.11	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.12	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.13	Form of warrant	8-K	07/13/2023	10.3

10.14	Form of note	8-K	07/13/2023	10.4

10.15	Form of Subscription Agreement	8-K	02/02/2024	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the three months ended March 31, 2024 and 2023				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2024

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 14, 2024

