Form 10-Q
period 2024-06-30
Oncotelic Therapeutics, Inc.
filed 2024-08-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 11, 2024, there were 406,270,315 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$72,216	$170,405
Restricted cash	20,000	$20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	80,766	62,356

Total current assets	191,958	271,737

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	5,988,230	5,988,230
Investment in GMP Bio at fair value	22,653,225	22,653,225
Total assets	$29,935,173	$30,014,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,460,960	$2,437,321
Accounts payable to related party	345,058	344,099
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	397,108	423,214
Convertible and short-term debt, net of costs	7,511,526	8,066,957
Convertible debt and short-term debt - related party, net of costs	2,864,782	2,608,356

Total current liabilities	16,204,434	16,504,947

Convertible long-term debt, net of costs	2,102,116	1,898,468
Convertible long-term debt, related party	125,000

Total liabilities	18,431,550	18,403,415

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 407,289,618 and 399,184,128 issued and outstanding, respectively	4,072,899	3,991,839
Additional paid-in capital	42,219,400	41,655,026
Accumulated deficit	(34,135,249)	(33,516,736)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	12,157,050	12,130,129
Non-controlling interests	(653,427)	(518,592)

Total stockholders’ equity	11,503,623	11,611,537
Total liabilities and stockholders’ equity	$29,935,173	$30,014,952

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND SIX MONTHS ended JUNE 30, 2024 and 2023

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$252	$-	$732	$28,927
General and administrative	96,330	238,758	263,071	436,958
Goodwill impairment (See note 2 and 3)	-	6,083,146	-	6,083,146
Total operating expenses	96,582	6,321,904	263,803	6,549,031

Loss from operations	(96,582)	(6,321,904)	(263,803)	(6,549,031)
Other income (expense):
Interest expense, net	(215,619)	(257,396)	(450,330)	(651,675)
Reimbursement for expenses - related party	10,398	-	22,937	72,246
Change in fair value of derivative on debt	23,630	(307,698)	26,106	(327,594)
Loss on extinguishment / conversion of debt	-	-	(88,258)	-
Miscellaneous income	-	36,988	-	-
Total other income (expense)	(181,591)	(528,106)	(489,545)	(907,023)
Net income (loss) before non-controlling interests	(278,173)	(6,850,010)	(753,348)	(7,456,054)
Net income (loss) attributable to non-controlling interests	(68,336)	(93,010)	(134,835)	(173,635)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	(209,837)	$(6,757,000)	$(618,513)	$(7,282,419)

Basic net income (loss) per share attributable to common stock	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Basic weighted average common stock outstanding	401,595,958	394,374,227	401,487,247	393,829,610

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued upon partial conversion of debt	500,000	5,000	108,029		-	113,029
Net Loss				(408,676)	(66,499)	(475,175)
Balance at March 31, 2024	399,684,128	3,996,839	41,763,055	(33,925,412)	(585,091)	11,249,391

Common shares issued upon partial conversion of debt	7,605,760	76,060	456,345			532,405
Net loss				(209,837)	(68,336)	(278,173)
Balance at June 30, 2024	407,289,888	$4,072,899	$42,219,400	$(34,135,249)	$(653,427)	$11,503,623

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
Adoption of ASU 2020-06			(521,749)	312,426		(209,323)
Common shares issued upon partial conversion of debt	1,025,000	10,250	61,499	-	-	71,749
Net loss				(525,419)	(80,625)	(606,044)
Balance at March 31, 2023	392,871,880	3,928,719	40,956,382	(26,139,062)	(296,245)	18,449,794

Common shares issued in connection with debt conversion	4,659,710	46,597	279,567	-	-	326,164
Net income/(loss)	-	-	-	(6,757,000)	(93,010)	(6,850,010)
Balance as of June 30, 2023	397,531,590	$3,975,316	$41,235,949	$(32,896,062)	$(389,255)	$11,925,948

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(753,348)	$(7,456,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	-	6,083,146
Amortization of debt discount and deferred finance costs	102,352	251,782
Change in fair value of derivative	(26,106)	327,594
Loss on debt conversion	88,258	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,410)	(38,000)
Accounts payable and accrued expenses	113,106	117,289
Accounts payable to related party	959	14,663
Net cash provided by (used in) operating activities	(493,189)	(699,580)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	-	(50,000)
Proceeds from short term loans, others	395,000	690,000
Net cash provided by financing activities	395,000	640,000

Net increase (decrease) in cash	(98,189)	(59,580)

Cash and restricted cash - beginning of period	190,405	261,452

Cash and restricted cash - end of period	$92,216	$201,872

Supplemental cash flow information:
Cash paid for:
Interest paid	$188,515	$197,458
Non-cash investing and financing activities:
Common shares issued upon conversion of debt	$557,176	$397,912
Loss on extinguishment of debt	$88,258	$-
Adoption of ASU 2020-06, net	-	$(209,323)

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

Fundraising

Private Placement 2 & JH Darbie Financing

Between July 2023 and September 2023, the Company entered into a series of subscription agreements with 15 accredited investors which resulted in a conversion of a gross amount of $1.0 million, consisting of 40 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Further, in October 2023, the Company entered into a series of subscription agreements with 27 accredited investors which resulted in a conversion of a gross amount of $1.05 million, consisting of 42 notes, under the prior JH Darbie Financing into new debt to the Company. Additionally, in January 2024, Company entered into a series of subscription agreements with 4 accredited investors which resulted in a conversion of a gross amount of $0.3 million, consisting of 12 notes. The July 2023, October 2023 and January 2024 conversions fully converted JH Darbie PPM-1 notes into PPM-2 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

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

November-December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of June 30, 2024.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of June 30, 2024, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the six months ended June 30, 2024, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $35,000 for 500,000 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. In May 2024, the May 2022 Note was extended till May 27, 2025, at a cost of 10% of the outstanding Note amount, including interest and penalty. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note was convertible into shares of the Company’s Common Stock. During the six months ended June 30, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $531,000 for approximately 7.6 million shares of the Company’s Common Stock.

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

For more information on Pet2DAO, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $34 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $16.0 million at June 30, 2024, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the six months ended June 30, 2024 of approximately $0.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company obtained short terms loans of approximately $0.4 million from Autotelic Inc., a related party, during the six months ended June 30, 2024. In addition, the Company obtained a short term loan of $15 thousand from Amit Shah, it’s CFO during the six months ended June 30, 2024.

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

Cash

As of June 30, 2024, and December 31, 2023 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023, respectively. Restricted cash consists of certificates of deposits held at banks as collateral.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2024 and December 31, 2023.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of June 30, 2024 and December 31, 2023:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
June 30, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2023
Investment in GMP Bio (equity securities)	$22,640,521	$12,704	$-	$22,653,225
Total	$22,640,521	$12,704	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, there have been no changes in the long-term value of the investment in equity securities of GMP Bio.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), which consisted of conversion feature derivatives at June 30, 2024 and December 31, 2023, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2024 and December 31, 2023:

	June 30, 2024 Conversion Feature	December 31, 2023 Conversion Feature
Balance at January 1, 2024 and 2023	$423,214	$198,140
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	-
Change in fair value	(26,106)	225,074

Balance at June 30, 2024 and December 31, 2023	$397,108	$423,214

As of June 30, 2024, and December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	Key	Key
	Assumptions	Assumptions
	for fair value	for fair value
	of conversions	of conversions
Risk free interest	5.03% - 5.09%	4.64% - 5.40%
Market price of share	$0.04 - 0.03	$0.03 - 0.05
Life of instrument in years	0.01	0.01
Volatility	226.9% -210.64%	142.45%-236.86%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2024 and 2023, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the six months ended June 30, 2024 or 2023, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three and six months ended June 30, 2024 and 2023, no equivalent shares of the Common Stock were excluded as the company has a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2024 and June 30, 2023, respectively, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the six months ended June 30, 2024 and June 30, 2023, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and six months ended June 30, 2024, no impairment was recognized towards goodwill. For the three and six months ended June 30, 2023, we recorded an impairment loss of approximately $6.1 million, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At June 30, 2024 and June 30, 2023, the Company identified EdgePoint to be the Company’s sole VIE. At June 30, 2024 and June 30, 2023, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at June 30, 2024 and December 31, 2023, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2023 and recorded approximately $0.5 million as a reduction to the additional paid in capital and added approximately $0.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2023, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2023. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $6.1 million during the year ended December 31, 2023. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of June 30, 2024, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the six months ended June 30, 2024.

A summary of our goodwill as of June 30, 2024 and December 31, 2023 is shown below:

	June 30, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$5,988,230	$12,071,376
Less: Goodwill impairment due to market capitalization	-	(6,083,146)

Balance at June 30, 2024 and December 31, 2023	$5,988,230	$5,988,230

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30, 2024	December 31, 2023

Accounts payable	$1,685,898	$1,656,613
Accrued expense	775,062	780,708
	$2,460,960	$2,437,321

	June 30, 2024	December 31, 2023

Accounts payable – related party	$345,058	$344,099

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2024 and December 31, 2023, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	June 30, 2024	December 31, 2023
Current Debt
Convertible debentures
10% Convertible note payable – Bridge Investor	$35,556	$35,556
10% Convertible note payable – Related Party	164,444	164,444
10% Convertible note payable – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	131,458	128,958
5% Convertible note payable – Related Party	307,483	301,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	307,003	300,753
5% Convertible note payable – CEO & CFO – Related Parties	100,609	98,559
5% Convertible note payable – Bridge Investors	206,122	201,922
	1,052,675	1,031,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	286,302	280,052
5% Convertible note – Bridge investors	427,737	418,399
5% Convertible note – CFO – Related Party	85,894	84,018
	799,933	782,469
JH Darbie PPM Debt
16% Convertible Notes – Non-related parties	-	311,693
16% Convertible Notes – CEO – Related Party	-	-
	-	311,693

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	216,903	233,393

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,794,877	4,750,000

May and June 2022 Note
16% Convertible Notes – Accredited Investors	951,870	1,401,283

Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	50,050	35,050
Short term debt – Autotelic Inc. – Related Party	1,850,000	1,470,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,160,050	1,765,050
Total of short term convertible debentures & notes and other debt	$10,376,308	10,675,313

	June 30, 2024	December 31, 2023
Long Term Debt
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,102,116	1,773,468
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,227,116	1,898,468

Convertible Debentures

As of June 30, 2024, the Company had a derivative liability of approximately $397,000 and recorded a change in fair value of approximately $263,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 for the six months June 30, 2024, and 2023, respectively. Total unamortized discount on this note was approximately $0 as of June 30, 2024, and December 31, 2023.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 for the six months ended June 30, 2024, and 2023, respectively. Total unamortized discount on this note was $0 as of June 30, 2024, and December 31, 2023.

Fall 2019 Debt Financing

Between November and December 2019, the Company closed its Fall 2019 Debt Financing and entered into certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. Further, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s then Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into convertible debt under the Fall 2019 Notes. The Company also issued the Fall 2019 Notes of $168,000 to two accredited investors.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

There was no activity during the six months ended June 30, 2024 and 2023. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of June 30, 2024, and December 31, 2023.

Further, the Company recorded interest expense of $10,625 and $21,250 on these Fall 2019 Notes for the three and six months ended June 30, 2024. Similarly, the Company recorded interest expense of $10,625 and $21,250 for the three and six months ended June 30, 2023 on the Fall 2019 Notes. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of June 30, 2024 and December 31, 2023, was $1,052,675 and $1,031,425, respectively.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of June 30, 2024, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2023. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of June 30, 2024, GMP was invoiced by the clinical research organization for $1.5 million. Till date, GMP paid the clinical trial organization the $1.0 million.

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

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP. All the GMP notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.79 million and $4.75 million, both as of June 30, 2024, and December 31, 2023, respectively. During the three and six months ended June 30, 2024, and 2023, the Company incurred approximately $22,400 and $44,850 of interest expense, respectively.

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

As of June 30, 2024, and December 31, 2023, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	June 30, 2024	December 31, 2023
Autotelic Related party convertible note, 5% coupon December 2023	$286,302	$280,052
Accredited investors convertible note, 5% coupon December 2023	427,737	418,399
CFO Related party convertible note, 5% coupon December 2023	85,894	84,018
	$799,933	$782,469

During the three and six months ended June 30, 2024 and 2023, the Company recognized approximately $8,700 and approximately $17,500 of interest expense on the August 2021 Investors notes, of which approximately $4,000 and approximately $8,100 are attributable to related parties, respectively.

At June 30, 2024, and December 31, 2023, accrued interests on these convertible notes totaled approximately $101,400 and $84,000, respectively.

November – December 2021 and March 2022 Financing

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

As of June 30, 2024, all of the November- December 2021 notes and any accrued interest, are fully converted.

As of June 30, 2024, and December 31, 2023, the March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	June 30, 2024	December 31, 2023

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$216,903	$233,393
Unamortized debt discount	-	-
Convertible notes, net	$216,903	233,393

In February 2024, the Company converted $35,000 in principal, accrued interest and legal fees into 500,000 shares of common stock. The Company recognized approximately $8,400 and $17,000 of interest during the three and six months ended June 30, 2024. Similarly, the Company recognized approximately $8,400 and $22,800 of interest during the three and six months ended June 30, 2023. As of June 30, 2024, the Fourth Man note was in technical default as the Company failed to repay the principal at the maturity date. However, the Company has not received notification of default from the lender. The default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $70,000. As of June 30, 2024, and December 31, 2023, the balance of the unamortized debt discount was $0. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

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

As of June 30, 2024, and December 31, 2023, the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	June 30, 2024	December 31, 2023
Mast Hill Convertible note, 12% coupon May 2023, inclusive of accrued interest and penalty	$951,870	$905,484
Convertible notes, net	$951,870	$905,484

Accrued interest was approximately $174,000 and $131,000 as of June 30, 2024 and December 31, 2023, which is the guaranteed twelve-month coupon and earned in full at issuance date. The May 2022 Mast Note was extended through May 27, 2024 at a cost of approximately $82 thousand, and which is included in the amount outstanding and payable to Mast as of June 30, 2024. Accrued interest was $80,667 as of June 30, 2023.

The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2024 compared to approximately $56,500 and approximately $146,500 ended June 30, 2023, respectively.

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

In May 2024, Blue Lake converted the balance of their note of approximately $531,000 including principal, accrued interest and default penalty, into 7,605,760 common shares of the Company.

As of June 30, 2024, and December 31, 2023, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	June 30, 2024	December 31, 2023
Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest and penalty	$-	$495,800
Convertible notes, net	$-	$495,800

The Company recognized approximately $8,500 and $35,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2024, respectively.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

Other short-term advances

As of June 30, 2024 compared to December 31, 2023, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	June 30, 2024	December 31, 2023
Short term advance from CFO – Related Party	$50,050	$35,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	1,850,000	1,470,000
	$2,160,050	$1,765,050

During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. During the six months ended June 30, 2024 Autotelic Inc. provided additional short-term funding of $380,000 to the Company. As such, approximately $1.9 million was outstanding and payable to Autotelic at June 30, 2024.

The Company’s CFO was owed approximately $25 thousand at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10 thousand. During the six months ended June 30, 2024, the CFO provided additional short-term funding of $15 thousand. As such, approximately $50 thousand was outstanding from the Company’s CFO at June 30, 2024.

In December 2023, the Company received $50 thousand from the company’s CEO. As such, $50 thousand was outstanding to the Company’s CEO at June 30, 2024.

As of June 30, 2024 and December 31, 2023, respectively, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of June 30, 2024, the JV had approximately $__ million in assets, not including GMP Bio’s capital subscriptions of approximately $__ million; recorded approximately $__ million in liabilities and incurred approximately $__ million and approximately $1.5 million in operational expenses for the six months ended June 30, 2024 and 2023, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. GMP Bio conducted a fair value valuation study of the entity. Based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company reported a change in fair value of the Company. As such, the Company reported a change in fair value of the investment in GMP Bio of approximately $13 thousand at December 31, 2023. No change has been assessed to the fair value of the company during the six months ended June 30, 2024.

A summary of the change in fair value of our investment in GMP Bio, as of June 30, 2024 and December 31, 2023 is shown below:

	June 30, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$22,653,225	$22,640,521
Add: change in fair value of investment in GMP Bio	-	12,704

Balance at December 31, 2024 and 2023	$22,653,225	$22,653,225

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

During the period between July 2023 and January 2024, the Company converted the debt of forty six accredited investors from the JH Darbie Financing (now referred to as “PPM-1”) into the new subscription agreements under the new financing (“PPM-2”- See Note 8 below), which resulted in conversion of $2.35 million of old debt into new debt to the Company.

As June 30, 2024 and December 31, 2023 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	June 30, 2024	December 31, 2023
Convertible promissory notes
Subscription agreements - accredited investors	$-	$311,693
Subscription agreements – related party	-	-
Total convertible promissory notes	$-	$311,693

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor were entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment. The approximately 33 million warrants to purchase shares of our Common Stock expired on March 31, 2024. The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022. Further, during the year ended December 31, 2023, the Company repaid two of the unit holders, who held 5 units and opted not to participate in the new JH Darbie financing. While the Company had been in default under the PPM-1 since April 2023, as of the date of this Quarterly Report, with the conversion of the rest of the Note Holders under the PPM-1, the event of default has been addressed.

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $8,400 for the six months ended June 30, 2024 and, 2023 respectively, which is included in interest expense in the statements of operations.

NOTE 8 – PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

During the period between July 2023 to January 2024, the Company entered into a series of subscription agreements with forty six accredited investors (the “Financing”) whereby the Company issued and converted a total of 94 Units from the previous PPM (“PPM -1”- See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $2.35 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July 2023 through January 2024 conversions., with each Unit consisting of:

●	One 16% convertible unsecured promissory note (the “Note”) of $25,000, convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share (“Oncotelic warrant”).

JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. For the 4 tranches of conversion related to PPM 2, placement agent fees of $377,500 were paid to JH Darbie. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company provided warrant coverage equal to 13 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 94 units, JH Darbie was entitled to earn a total of 3,055,000 warrants. A total of 5 unit holders under the PPM-1 opted not to participate in the PPM-2.

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

As of June 30, 2024 and December 31, 2023, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	June 30, 2024	December 31, 2023
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$2,227,116	$1,898,468
Total PPM-2 Darbie Financing, net of discounts	$2,227,116	$1,898,468

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

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $38,000 and $77,000 for the three and six months ended June 30, 2024. Further, the Company recognized amortization expense of approximately $122,000 for the year ended December 31, 2023. The amortization expense has been included in interest expense in the statements of operations of the respective periods. No similar debt discounts, debt issuance costs or amortizations were recorded during the three and the six month period ended June 30, 2023.

During the six months ended June 30, 2024, the Company incurred approximately $176,000 of interest expense related to the convertible notes. No similar interest expense was recorded during the same periods of 2023.

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

Expenses related to the MSA were approximately $500 and $1,000 and for the three and six months ended June 30, 2024 as compared to $0 and approximately $11,000 for the same period of 2023.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2023 Annual Report on Form 10-K filed with SEC on April 15, 2024.

Note Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000. During the year ended December 31, 2023, Dr Trieu provided short term loan of $50 thousand to the Company.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in short term advances to the Company. In addition, Autotelic provided a short term advance of $380,000 during the six months ended June 30, 2024 and as such, approximately $1.9 million was outstanding and payable to Autotelic at June 30, 2024.

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

No expense was recorded during the six months ended June 30, 2024 and 2023, respectively, related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials. For more information on this Agreement, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 15, 2024.

The Company recorded an expense of $0 during the six months ended June 30, 2024 and 2023 related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

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

During the six months ended June 30, 2024 and 2023, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the six months ended June 30, 2024

In February 2024, Fourth Man partially converted $35,000 of their debt. In connection with the partial Note conversion, the Company issued 500,000 shares of Common Stock to Fourth Man.

In May 2024, Blue Lake converted the balance of their $531,000 debt, inclusive of accrued interest and penalty, into 7,605,760 shares of Common Stock of the Company.

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

NOTE 12– STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of June 30, 2024, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the six months ended June 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at June 30, 2024	24,177,761	0.21
Options exercisable at June 30, 2024	13,985,261	0.10

		Weighted
		Average
For the six months ended June 30, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46
Outstanding at June 30, 2023	24,177,761	0.21

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2024:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	7.7	$0.12	6,057,500
0.16 to $0.21	5,502,761	7.0	0.16	5,502,761
0.22 to $0.37	1,550,000	3.5	0.28	1,550,000
0.38 to $0.72	500,000	1.7	0.73	500,000
0.73 to $15.0	375,000	0.9	4.14	375,000
	24,177,761	7.0	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of June 30, 2024, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2023 are considered vested. Of the approximately 14 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The Company amortized $0 stock compensation expense during the six months ended June 30, 2024 and 2023 on the 2021 and 2022 grants.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2024 and 2023 are summarized as follows:

		Average
For the three months ended June 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the six months ended June 30, 2024	3,390,000	0.12
Exercised / cancelled during the three months ended June 30, 2024	(33,000,066)	015
Outstanding at June 30, 2024	31,890,289	$0.13

		Average
For the three months ended June 30, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the six months ended June 30, 2023	-	-
Exercised / cancelled during the six months ended June 30, 2023	(42,737,500)	0.2
Outstanding at June 30, 2023	38,335,355	$0.16

The following table summarizes information about warrants outstanding and exercisable at June 30, 2024:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	2.50	0.13	961,539
0.20	4,373,750	2.75-2.98	0.20	4,373,750
0.12	26,555,000	1.02-1.58	0.12	26,555,000

	31,890,289	1.49	$0.13	31,890,289

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

PointR Merger Contingent Consideration

The total purchase price in the PointR Merger of $17,831,427 represented the consideration transferred from the Company and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which could increase to $15 million of contingent consideration, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Third Party Service Provider Claim

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The Honorable Court overruled the previous judgement and the Company had sued the third-party service provider. In March 2024, the Honorable Court’s decision was in favor of the Company due to the reasons described above and the matter has been dismissed. The third party service provider had filed an appeal with the Honorable Court, and the Honorable Court dismissed their appeal.

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

NOTE 15 – SUBSEQUENT EVENTS

Extension of the date of the Mosaic Term Sheet

In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. This was to allow for both Companies to complete due diligence as well as agree and finalize the definitive agreements.

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

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. For more information on Pet2DAO, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

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

March 2022 Financing

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2022, this note is in Investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. In February 2024, the Company converted $35,000 in principal, legal fees and accrued interest of the Fourth Man March 2022 note, into 500,000 shares of common stock.

May 2022 Note

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes. In May 2024, the May 2022 Note was extended till May 27, 2025, at a cost of 10% of the outstanding Note amount, including interest and penalty.

For more information on the May 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

June 2022 Financing

In June 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of common stock of the Company (“June 2022 Blue Lake Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 83,750 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes. In May 2024, Blue Lake converted remainder of their debt balance, including accrued interest and penalty, of approximately $531,000 into 7,605,760 shares of the Company’s Common Stock.

For more information on the June 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

Short-term loans

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. In the six months ended June 30, 2024 Autotelic Inc. provided additional short-term funding of $380,000 to the Company. As such, approximately $1.9 million was outstanding and payable to Autotelic at June 30, 2024.

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided an additional short-term advance of $10,000. During the six months ended June 30, 2024, the CFO provided additional short-term funding of $15,000. As such, approximately $50,000 was outstanding from the Company’s CFO at June 30, 2024.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at June 30, 2024.

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

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the "Term Sheet”) with Mosaic ImmunoEngineering, Inc. ("Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. This was to allow for both Companies to complete due diligence as well as agree and finalize the definitive agreements.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended June 30, 2024 to the three Months Ended June, 2023

A comparison of the Company’s operating results for the three months ended June 30, 2024 and 2023, respectively, is as follows.

	June 30, 2024	June 30, 2023	Variance
Operating expense:
Research and development	252	-	252)
General and administrative	96,330	238,758	(142,428)
Goodwill impairment	-	6,083,146	(6,083,146)
Total operating expense	96,582	6,321,904	(6,225,322)
Loss from operations	(96,582)	(6,321,904)	6,225,322
Reimbursement for expenses – related party	10,398	-	10,398
Interest expense, net	(215,619)	(257,396)	41,777
Change in the value of derivatives on debt	23,630	(307,698)	331,238
Miscellaneous income	-	36,988	(36,988)
Net income (loss) before controlling interests	$(278,173)	$(6,850,010)	$6,571,837

Net Income (Loss)

We recorded a net loss of approximately $0.3 million for the three months ended June 30, 2024, as compared to net loss of approximately $6.9 million for the three months ended June 30, 2023. The primary difference in net loss, of approximately $6.6 million, between the three months ended June 30, 2024 as compared to the same period of 2023 was primarily due lower goodwill impairment of approximately $6.1 million, lower other operating expenses of approximately $0.1 million, lower change in value of derivatives on debt of approximately $0.3 million, and offset by lower interest of approximately $0.04 million, for the three months ended June 30, 2024.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2024 compared to the same period in 2023 was almost the same, primarily due to lower other operational expenses relate to OT-101 being borne by the JV.

As previously disclosed, and as a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses reduced by approximately $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower legal and professional expenses and other expenses.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2024. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

No goodwill impairment was recorded for the three months ended June 30, 2024, compared to an impairment of approximately $6.1 million for the three months ended June 30, 2023, on the approximately $12.0 million goodwill, which we recorded upon our acquisition of PointR.

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

Reimbursement of expenses

The Company was reimbursed approximately $10 thousand, by Autotelic Inc. a related party, during the three months ended June 30, 2024 on behalf of our JV. No similar expenses were reimbursed during the three months ended June 30, 2023.

Interest Expense, Net

We recorded interest expense including amortization of debt costs, of approximately $0.2 million for the three months ended June 30, 2024, compared to $0.3 million for the three months ended June 30, 2023, primarily in connection with debt raised from convertible notes and the JH Darbie Financing, March 2022 and May/June 2022 financing as compared to $0.3 million for the same period of 2023. Interest expense was lower for the three months ended June 30, 2024 as compared to the same period of 2023 due to some of the outstanding loans being partially retired. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended June, 2024, we recorded approximately $23 thousand change in value upon conversion of certain debt owed on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.3 million change during the same period in 2023. The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at a variable conversion price, giving rise to a derivative feature within the debt instrument resulting in the recording of a derivative liability and change in value of the derivative. For more information on value of derivatives, refer to the Note 5 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

A comparison of the Company’s operating results for the six months ended June 30, 2024 and 2023, respectively, is as follows.

	June 30, 2024	June 30, 2023	Variance
Operating expense:
Research and development	732	28,927	(28,195)
General and administrative	263,071	436,958	(173,887)
Goodwill impairment	-	6,083,146	6,083,146
Total operating expense	263,803	6,549,031	(6,285,227)
Loss from operations	(263,803)	(6,549,031)	6,285,227
Reimbursement for expenses – related party	22,937	72,246	(49,309)
Interest expense, net	(450,330)	(651,675)	201,345
Change in the value of derivatives on debt	26,106	(327,594)	353,700
Loss on conversion of debt	(88,258)		(88,258)

Net income (loss) before controlling interests	$(753,348)	$(7,456,054)	$6,702,705

Net Income

We recorded a net loss of approximately $0.8 million for the six months ended June 30, 2024 as compared to a net loss of approximately $7.5 million for the six months ended June 30, 2023. The difference in net loss, of approximately $6.7 million, for the six months ended June, 2024 as compared to the same period of 2023, was primarily due to recording a goodwill impairment of approximately $6.1 million during the six months ended June 30, 2023, higher operating expense of approximately $0.2 million, higher interest cost of approximately $0.2 million, higher change in value of derivatives on debt of approximately $0.3 million, offset by lower loss on conversion of debt of approximately $0. 1 million and higher reimbursement of expenses by a related party of approximately $50 thousand, compared to the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $30 thousand for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to reduced operational costs. As a result of our JV with Dragon and GMP Bio, the JV absorbed most of the compensation costs as well as some of the operational costs.

As a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower legal and professional and operational costs.

As a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2024. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

No goodwill impairment was recorded for the six months ended June 30, 2024, compared to an impairment of approximately $6.1 million for the six months ended June 30, 2023, on the approximately $12.0 million goodwill, which we recorded upon our acquisition of PointR.

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

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.5 million for the six months ended June 30, 2024 as compared to $0.7 million for the six months ended June 30, 2023 primarily in connection with debt raised from convertible notes, JH Darbie Financing, March 2022 and May/June 2022 Financing. Interest expense was lower for the six months ended June 30, 2024 as compared to the same period of 2023 due to some of the outstanding loans being partially retired. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $20 thousand during the six months ended June 30, 2024 as compared to approximately $0.1 million, by Autotelic Inc. a related party, on behalf of our JV.

Change in Value of Derivatives

During the six months ended June 30, 2023, we recorded approximately $26 thousand gain in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes as compared to approximately $0.3 million loss during the same period of 2023. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Loss on Conversion of Debt

During the six months ended June 30, 2024, we recorded a loss of $0.1 million on conversion of debt. related to the difference in fair value to the price at which the debt was converted. No similar expense was recorded during the six months ended June 30, 2023.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2024	December 31, 2023
Cash, including restricted cash of $20	$92	$190
Working capital	(16,012)	(16,233)
Stockholders’ Equity	11,503	11,611

The Company has experienced net losses every year since inception and as of June 30, 2024 had an accumulated deficit of approximately $34.1 million. As of June 30, 2024, the Company had approximately $0.1 million in cash, and current liabilities of approximately $16.2 million. Of the approximately $16.2 million in current liabilities, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.7 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($ in ‘000’s)

	Six month ended June 30,
	2023	2023
Net cash used in operating activities	$(493)	$(700)
Net cash provided by financing activities	395	640
Increase (decrease) in cash	$(98)	$(60)

Operating Activities

Net cash used in operating activities was approximately $0.5 million for the six months ended June 30, 2024. This was due to the net loss of approximately $0.8 million, and primarily offset by approximately $0.1 million of loss on conversion of debt, approximately $0.1 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.1 million.

Net cash used in operating activities was approximately $0.7 million for the six months ended June 30, 2023. This was due to the net loss of approximately $7.4 million, and primarily offset by approximately $6.1 million of goodwill impairment, approximately $0.3 million of change in fair value of derivative, approximately $0.3 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.1 million.

Financing Activities

For the six months ended June 30,2024, net cash provided by financing activities was approximately $0.4 million, primarily due to a receipt of a short term loan from a related party.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2023 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2023, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. The Honorable Court overruled the previous judgement and the Company had sued the third-party service provider. In March 2024, the Honorable Court’s decision was in favor of the Company due to the reasons described above and the matter has been dismissed. The third party service provider had filed an appeal with the Honorable Court, and the Honorable Court dismissed their appeal.

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

In May 2024, Blue Lake converted the balance of their $531,000 debt (June 2022 note) , inclusive of accrued interest and penalty, into 7,605,760 shares of Common Stock of the Company.

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

The following exhibits are included as part of this Quarterly Report and is not a complete list of all relevant and material agreements. A more complete list of previously filed Exhibits can be found with our 2023Annual Report on Form 10K filed with the SEC on April 12, 2024:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	8-K	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.11	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.12	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.13	Form of warrant	8-K	07/13/2023	10.3

10.14	Form of note	8-K	07/13/2023	10.4

10.15	Form of Subscription Agreement	8-K	02/02/2024	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the Three and Six months ended June 20, 2024 and June 30, 2023				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2024

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 14, 2024

