Form 10-Q
period 2024-09-30
Oncotelic Therapeutics, Inc.
filed 2024-11-19
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 18, 2024, there were 407,289,618 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$149,018	$170,405
Restricted cash	20,000	$20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	51,036	62,356

Total current assets	239,030	271,737

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	5,988,230
Investment in GMP Bio at fair value	22,653,225	22,653,225
Total assets	$26,782,245	$30,014,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,462,123	$2,437,321
Accounts payable - related party	345,543	344,099
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	282,386	423,214
Convertible and short-term debt, net of costs	7,743,936	8,066,957
Convertible debt and short-term debt - related party, net of costs	2,898,392	2,608,356

Total current liabilities	16,357,380	16,504,947

Convertible long-term debt, net of costs	2,167,893	1,898,468
Convertible long-term debt, related party	125,000	-
	2,292,893	1,898,468
Total liabilities	18,650,273	18,403,415
Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 407,289,618 and 399,184,128 issued and outstanding, respectively	4,072,899	3,991,839
Additional paid-in capital	42,219,400	41,655,026
Accumulated deficit	(37,439,735)	(33,516,736)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,852,564	12,130,129
Non-controlling interests	(720,592)	(518,592)

Total stockholders’ equity	8,131,972	11,611,537
Total liabilities and stockholders’ equity	$26,782,245	$30,014,952

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND NINE MONTHS ended SEPTEMBER 30, 2024 and 2023

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Service Revenue	$-	$70,000	$-	$70,000
Total Revenue	-	70,000	-	70,000

Operating expenses:
Research and development	$480	$21,221	$1,212	$50,148
General and administrative	80,277	34,301	343,347	471,258
Goodwill impairment (See note 2 and 3)	3,200,000	-	3,200,000	6,083,146
Total operating expenses	3,280,757	55,522	3,544,559	6,604,552

Income/(Loss) from operations	(3,280,757)	14,478	(3,544,559)	(6,534,552)
Other income (expense):
Interest expense, net	(205,616)	(185,424)	(655,946)	(837,100)
Reimbursement for expenses - related party	-	-	22,937	72,246
Change in fair value of derivative on debt	114,722	306,836	140,828	(20,758)
Loss on debt conversion	-	(94,829)	(88,258)	(94,829)
Total other income (expense)	(90,894)	26,583	(580,439)	(880,441)
Net income (loss) before non-controlling interests	(3,371,651)	41,061	(4,124,998)	(7,414,993)
Net loss attributable to non-controlling interests	(67,165)	(74,248)	(202,000)	(247,883)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(3,304,486)	$115,309	$(3,922,998)	$(7,167,110)

Basic net loss per share attributable to common stock	$(0.01)	$0.00	$(0.01)	$(0.02)
Basic weighted average common stock outstanding	407,289,888	397,777,882	403,428,494	395,237,893

Diluted net loss per share attributable to common stock	$(0.01)	$0.00	$(0.01)	$(0.02)
Diluted weighted average common stock outstanding	407,289,888	397,777,882	403,428,494	395,237,893

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued upon partial conversion of debt	-	-	500,000	5,000	108,029		-	113,029
Net Loss	-		-			(408,676)	(66,499)	(475,175)
Balance at March 31, 2024	-	-	399,684,128	3,996,839	41,763,055	(33,925,412)	(585,091)	11,249,391

Common shares issued upon partial conversion of debt			7,605,760	76,060	456,345			532,405
Net loss	-	-				(209,837)	(68,336)	(278,173)
Balance at June 30, 2024	-	-	407,289,888	$4,072,899	$42,219,400	$(34,135,249)	$(653,427)	11,503,623

Net loss	-	-	-	-	-	(3,304,486)	(67,165)	(3,371,651)
Balance at September 30, 2024	-	$-	407,289,888	4,072,899	42,219,400	(37,439,735)	(720,592)	$8,131,972

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

					Additional		Non
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	-	$-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
Adpotion of ASU 2020-06	-		-		(521,749)	312,426		(209,323)
Common shares issued upon partial conversion of debt			1,025,000	10,250	61,499	-	-	71,749
Net loss	-	-	-			(525,419)	(80,625)	(606,044)
Balance at March 31, 2023	-	-	392,871,880	3,928,719	40,956,382	(26,139,062)	(296,245)	18,449,794

Common shares issued in connection with debt conversion	-	-	4,659,710	46,597	279,566	-	-	326,163
Net income/(loss)	-	-	-	-	-	(6,757,000)	(93,010)	(6,850,010)
Balance as of June 30, 2023	-	$-	397,531,590	$3,975,316	$41,235,948	$(32,896,062)	$(389,255)	$11,925,947

Common shares issued in connection with debt conversion	-	-	627,538	6,273	28,994	-		35,267
Loss on extinguishment of PPM debt					98,429			98,429
Allocation of cost of warrants for PPM Debt					(15,158)			(15,158)
In connection with debt debt conversion	-	-		-		-		-
Net income(loss)	-	-	-	-	-	115,309	(74,248)	41,061
Balance as of September 30, 2023	-	$-	398,159,128	3,981,589	41,348,213	(32,780,753)	(463,503)	$12,085,546

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,124,998)	$(7,414,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	3,200,000	6,083,146
Amortization of debt discount and deferred finance costs	117,132	-
Change in fair value of derivative	(140,828)	20,758
Loss on debt conversion	88,258	94,829
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,320	(39,768)
Accounts payable and accrued expenses	211,285	367,348
Accounts payable to related party	1,444	(59,750)
Net cash used in operating activities	(636,387)	(948,430)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	-	(100,000)
Proceeds from convertible notes and short term loans, others	615,000	1,110,000
Repaid to others	-	(35,000)
Net cash provided by financing activities	615,000	975,000

Net increase (decrease) in cash	(21,387)	26,570

Cash and restricted cash - beginning of period	190,405	261,452

Cash and restricted cash - end of period	$169,018	$288,022

Supplemental cash flow information:
Cash paid for:
Interest paid	$281,260	$296,186
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$-	$83,271
Common shares issued upon partial conversion of debt	$645,434	$433,179
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$(209,323)

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

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV may also be sponsoring investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. The Company was working with the Biomedical Advanced Research and Development Authority (“BARDA”) to conduct an observational study to evaluate the effects of long COVID-19 and had been provided a grant of up to $0.75 million for the study; however, BARDA discontinued that program with the Company. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2023 Annual report on Form 10- K filed with the SEC on April 12, 2024.

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

November-December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of September 30, 2024.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of June 30, 2024, this note was in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the nine months ended September 30, 2024, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $35,000 for 500,000 shares of the Company’s Common Stock.

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

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note was convertible into shares of the Company’s Common Stock. During the nine months ended September 30, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $531,000 for approximately 7.6 million shares of the Company’s Common Stock.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $37.4 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $16.1 million at September 30, 2024, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the nine months ended September 30, 2024 of approximately $0.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company obtained short terms loans of approximately $0.6 million from Autotelic Inc., a related party, during the nine months ended September 30, 2024. In addition, the Company obtained a short-term loan of $15 thousand from Amit Shah, it’s CFO during the nine months ended September 30, 2024.

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

Cash

As of September 30, 2024, and December 31, 2023 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively. Restricted cash consists of certificates of deposits held at banks as collateral.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2024 and December 31, 2023.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of September 30, 2024 and December 31, 2023:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
September 30, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2023
Investment in GMP Bio (equity securities)	$22,640,521	$12,704	$-	$22,653,225
Total	$22,640,521	$12,704	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, there have been no changes in the long-term value of the investment in equity securities of GMP Bio.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), which consisted of conversion feature derivatives at September 30, 2024 and December 31, 2023, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2024 and December 31, 2023:

	September 30, 2024 Conversion Feature	December 31, 2023 Conversion Feature
Balance at January 1, 2024 and 2023	$423,214	$198,140
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	-
Change in fair value	(140,828)	225,074

Balance at September 30, 2024 and December 31, 2023	$282,386	$423,214

As of September 30, 2024, and December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	Key	Key
	Assumptions	Assumptions
	for fair value	for fair value
	of conversions	of conversions
Risk free interest	3.98% - 5.09%	4.64% - 5.40%
Market price of share	$0.02 - 0.04	$0.03 - 0.05
Life of instrument in years	0.01	0.01
Volatility	161.5% - 226.9%	142.45%-236.86%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2024 and 2023, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the nine months ended September 30, 2024 or 2023, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three and nine months ended September 30, 2024 and 2023, no equivalent shares of the Common Stock were excluded as the company has a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2024 and 2023, respectively, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the nine months ended September 30, 2024 and September 30, 2023, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and nine months ended September 30, 2024, we recorded an impairment loss of approximately $3 million on our goodwill. For the three and nine months ended September 30, 2023, we recorded an impairment loss of approximately $0 and $6.1 million, respectively, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At September 30, 2024 and September 30, 2023, the Company identified EdgePoint to be the Company’s sole VIE. At September 30, 2024 and September 30, 2023, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were less than $0.1 million at September 30, 2024 and December 31, 2023, respectively.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2023, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2023. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $6.1 million during the year ended December 31, 2023. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of September 30, 2024, based solely on the market capitalization of the Company and concluded that an additional impairment of approximately $3.2 million was required to be recorded for the nine months ended September 30, 2024.

A summary of our goodwill as of September 30, 2024 and December 31, 2023 is shown below:

	September 30, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$5,988,230	$12,071,376
Less: Goodwill impairment due to market capitalization	(3,200,000)	(6,083,146)

Balance at September 30, 2024 and December 31, 2023	$2,788,230	$5,988,230

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

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of September 31, 2024 and December 31, 2023, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2024	December 31, 2023

Accounts payable	$1,692,263	$1,656,613
Accrued expense	769,860	780,708
	$2,462,123	$2,437,321

	September 30, 2024	December 31, 2023

Accounts payable – related party	$345,543	$344,099

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of September 30, 2024 and December 31, 2023, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	September 30, 2024	December 31, 2023
Current Debt
Convertible debentures
10% Convertible note payable – Bridge Investor	$35,556	$35,556
10% Convertible note payable – Related Party	164,444	164,444
10% Convertible note payable – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	132,708	128,958
5% Convertible note payable – Related Party	310,608	301,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	310,128	300,753
5% Convertible note payable – CEO & CFO – Related Parties	101,634	98,559
5% Convertible note payable – Bridge Investors	208,222	201,922
	1,063,300	1,031,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	289,427	280,052
5% Convertible note – Bridge investors	432,406	418,399
5% Convertible note – CFO – Related Party	86,832	84,018
	808,665	782,469
JH Darbie PPM Debt
16% Convertible Notes – Non-related parties	-	311,693
16% Convertible Notes – CEO – Related Party	-	-
	-	311,693

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	225,296	233,393

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,817,562	4,750,000

May 2022 Note
16% Convertible Notes – Accredited Investors	972,500	1,401,283

Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	50,050	35,050
Short term debt – Autotelic Inc. – Related Party	2,070,000	1,470,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,380,050	1,765,050
Total of short term convertible debentures & notes and other debt	$10,667,373	10,675,313

	September 30, 2024	December 31, 2023
Long Term Debt
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,142,849	1,773,468
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,267,849	1,898,468

Convertible Debentures

As of September 30, 2024, the Company had a derivative liability of approximately $282,000 and recorded a change in fair value of approximately $140,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled approximately $0 for the nine months ended September 30, 2024 and 2023, respectively. Total unamortized discount on this note was approximately $0 as of September 30, 2024, and December 31, 2023, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 for the nine months ended September 30, 2024, and 2023, respectively. Total unamortized discount on this note was approximately $0 as of September 30, 2024, and December 31, 2023.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 for the nine months ended September 30, 2024, and 2023, respectively. Total unamortized discount on this note was $0 as of September 30, 2024, and December 31, 2023.

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

There was no activity during the nine months ended September 30, 2024 and 2023. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of September 30, 2024, and December 31, 2023.

Further, the Company recorded interest expense of $10,600 and $32,000 on these Fall 2019 Notes for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of September 30, 2024 and December 31, 2023, was $1,063,300 and $1,031,425, respectively.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of September 30, 2024, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of September 30, 2024, GMP was invoiced by the clinical research organization for $1.5 million. Till date, GMP paid the clinical trial organization the $1.0 million.

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

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP. All the GMP notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.81 million and $4.75 million, both as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, and 2023, the Company incurred approximately $22,700 and $67,500 of interest expense, respectively.

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

As of September 30, 2024, and December 31, 2023, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	September 30, 2024	December 31, 2023
Autotelic Related party convertible note, 5% coupon December 2023	$289,427	$280,052
Accredited investors convertible note, 5% coupon December 2023	432,406	418,399
CFO Related party convertible note, 5% coupon December 2023	86,832	84,018
	$808,665	$782,469

During the three and nine months ended September 30, 2024, the Company recognized approximately $8,730 and $26,200 of interest expense on the August 2021 Investors notes of which approximately $4,060 and $12,190 are attributable to related parties.

At September 30, 2024 and December 31, 2023, accrued interests on these convertible notes totaled approximately $110,000 and $84,000, respectively.

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

As of September 30, 2024, all of the November- December 2021 notes and any accrued interest, are fully converted.

As of September 30, 2024, and December 31, 2023, the March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	September 30, 2024	December 31, 2023

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$225,296	$233,393
Unamortized debt discount	-	-
Convertible notes, net	$225,296	233,393

In February 2024, the Company converted approximately $35,000 in principal, accrued interest and legal fees into 500,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. The Company recognized approximately $8,400 and $25,500 of interest during the three and nine months ended September 30, 2024. Similarly, the Company recognized approximately $8,400 and $23,000 of interest during the three and nine months ended September 30, 2023. As of September 30, 2024, the Fourth Man note was in technical default as the Company failed to repay the principal at the maturity date. However, the Company has not received notification of default from the lender. The default provision requires the accrual of a default penalty of 25% of the outstanding principal plus accrued interest. The Company has recorded an estimated default penalty of approximately $70,000. As of September 30, 2024 and December 31, 2023, the balance of the unamortized debt discount was $0. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

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

As of September 30, 2024, and December 31, 2023, the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	September 30, 2024	December 31, 2023
Mast Hill Convertible note, 12% coupon May 2023, inclusive of accrued interest and penalty	$972,500	$905,484
Convertible notes, net	$972,500	$905,484

Accrued interest was approximately $198,000 and $131,000 as of September 30, 2024 and December 31, 2023. The May 2022 Mast Note was extended through May 27, 2025 at a cost of approximately $82,000, and which is included in the amount outstanding and payable to Mast as of September 30, 2024. Accrued interest was approximately $89,000 as of September 30, 2023.

The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and nine months ended September 30, 2024 compared to $0 and approximately $146,000 during the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2024, and December 31, 2023, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	September 30, 2024	December 31, 2023
Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest and penalty	$-	$495,800
Convertible notes, net	$-	$495,800

The Company recognized approximately $8,500 and $35,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and nine months ended September 30, 2024, respectively. The Company recognized approximately $0 and approximately $62,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and BCF during the three and nine months ended September 30, 2023.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

Other short-term advances

As of September 30, 2024 compared to December 31, 2023, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	September 30, 2024	December 31, 2023
Short term advance from CFO – Related Party	$50,050	$35,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,070,000	1,470,000
	$2,380,050	$1,765,050

During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. During the nine months ended September 30, 2024 Autotelic Inc. provided additional short-term funding of $600,000 to the Company. As such, approximately $2.01 million was outstanding and payable to Autotelic at September 30, 2024.

The Company’s CFO was owed approximately $25 thousand at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10 thousand. During the nine months ended September 30, 2024, the CFO provided additional short-term funding of $15 thousand. As such, approximately $50 thousand was outstanding from the Company’s CFO at September 30, 2024.

In December 2023, the Company received $50 thousand from the company’s CEO. As such, $50 thousand was outstanding to the Company’s CEO at September 30, 2024.

As of September 30, 2024 and December 31, 2023, respectively, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

NOTE 6 - JOINT VENTURE WITH GMP BIO AND AFFILIATES, EQUITY METHOD INVESTMENT

On March 31, 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). Further, GMP Bio has been developing a new nanomedicine portfolio. The development of this platform is expected to move through filings with the US FDA, and other regulatory bodies outside of the United States, moving into clinical programs with the ultimate goal of commercializing the products, assuming a successful outcome for the products. For more information on the JV, JVA, and Agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of September 30, 2024, the JV had approximately $32.8 million in assets, not including GMP Bio’s capital subscriptions of approximately $8.8 million; recorded approximately $1.0 million in liabilities and incurred approximately $4.8 million and approximately $4.5 million in operational expenses for the nine months ended September 30, 2024 and 2023, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. GMP Bio conducted a fair value valuation study of the entity. Based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company reported a change in fair value of the Company. As such, the Company reported a change in fair value of the investment in GMP Bio of approximately $13 thousand at December 31, 2023. No change has been assessed to the fair value of the company during the nine months ended September 30, 2024.

A summary of the change in fair value of our investment in GMP Bio, as of September 30, 2024 and December 31, 2023 is shown below:

	September 30, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$22,653,225	$22,640,521
Add: change in fair value of investment in GMP Bio	-	12,704

Balance at December 31, 2024 and 2023	$22,653,225	$22,653,225

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

As September 30, 2024 and December 31, 2023 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	September 30, 2024	December 31, 2023
Convertible promissory notes
Subscription agreements - accredited investors	$-	$311,693
Subscription agreements – related party	-	-
Total convertible promissory notes	$-	$311,693

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $8,400 for the nine months ended September 30, 2024 and, 2023 respectively, which is included in interest expense in the statements of operations.

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

As of September 30, 2024 and December 31, 2023, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	September 30, 2024	December 31, 2023
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$2,267,849	$1,898,468
Total PPM-2 Darbie Financing, net of discounts	$2,267,849	$1,898,468

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

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $39,800 and $117,000 for the three and nine months ended September 30, 2024. Similarly, The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $18,600 for the three and nine months ended September 30, 2023.

During the nine months ended September 30, 2024, and 2023, the Company incurred approximately $270,000 and $37,000 of interest expense related to the convertible notes, respectively.

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

Expenses related to the MSA were approximately $500 and $1,500 and for the three and nine months ended September 30, 2024 as compared to approximately $500 and $11,000 for the same period of 2023.

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

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in short term advances to the Company. In addition, Autotelic provided a short term advance of $600,000 during the nine months ended September 30, 2024 and as such, approximately $2.01 million was outstanding and payable to Autotelic at September 30, 2024.

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

No expense was recorded during the nine months ended September 30, 2024 and 2023, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the nine months ended September 30, 2024 and 2023 related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

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

During the nine months ended September 30, 2024 and 2023, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the nine months ended September 30, 2024

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

As of September 30, 2024, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the nine months ended September 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at September 30, 2024	24,177,761	0.21
Options exercisable at September 30, 2024	13,985,261	0.10

		Weighted
		Average
For the nine months ended September 30, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46

Outstanding at September 30, 2023	24,177,761	0.21

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2024:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	7.5	$0.12	6,057,500
0.16 to $0.21	5,502,761	6.8	0.16	5,502,761
0.22 to $0.37	1,550,000	3.3	0.28	1,550,000
0.38 to $0.72	500,000	1.5	0.72	500,000
0.73 to $15.0	375,000	0.7	4.14	375,000
	24,177,761	6.8	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of September 30, 2024, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2023 are considered vested. Of the approximately 14 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The Company amortized $0 stock compensation expense during the nine months ended September 30, 2024 and 2023 on the 2021 and 2022 grants.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of September 30, 2024 and 2023 are summarized as follows:

		Average
For the nine months ended September 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the nine months ended September 30, 2024	3,390,000	0.12
Exercised / cancelled during the nine months ended September 30, 2024	(33,000,066)	0.15
Outstanding at September 30, 2024	31,890,289	$0.13

		Average
For the nine months ended September 30, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the nine months ended September 30, 2023	11,300,000	0.12
Exercised / cancelled during the nine months ended September 30, 2023	(42,737,500)	0.20
Outstanding at September 30, 2023	49,635,355	$0.15

The following table summarizes information about warrants outstanding and exercisable at September 30, 2024:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	2.15	0.13	961,539
0.20	4,373,750	2.49-2.73	0.20	4,373,750
0.12	26,555,000	0.77-1.33	0.12	26,555,000

	31,890,289	1.24	$0.13	31,890,289

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

NOTE 15 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through November 19, 2024, the date on which the consolidated financial statements were available to be issued. The Company did not identify any material events requiring adjustment to or disclosure in the accompanying consolidated financial statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance, especially the forward-looking statements enumerated below. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	our ability to successfully operate GMP Biotechnology Limited (“GMP Bio”), our joint venture with Dragon Overseas Limited (“Dragon”), to develop the existing product portfolio, or to have a successful IPO for GMP Bio as planned, or GMP Bio’s success with the development of its new product portfolio being developed within GMP Bio, including the success of that in conjunction with the ultimate commercialization of the new product portfolio;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

In addition to the development of OT-101, GMP Bio has been developing a new nanomedicine portfolio. The development of this platform is expected to move through filings with the US FDA, and other regulatory bodies outside of the United States, moving into clinical programs with the ultimate goal of commercializing the products, assuming a successful outcome for the products. While the Company believes that its expectations are reasonable and that the product development for the nanomedicine platform by GMP Bio will be successful, the Company cannot guarantee future results, levels of activity, success of the development or clinical trials, future performance or the ultimate success of GMP Bio’ endeavors related to the success of its efforts ultimately, resulting in any change in valuation for the Company on account of its ownership in GMP Bio.

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

Short-term loans

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. In the nine months ended September 30, 2024 Autotelic Inc. provided additional short-term funding of $600,000 to the Company. As such, approximately $2.01 million was outstanding and payable to Autotelic at September 30, 2024.

The Company’s CFO was owed approximately $25,000 at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided an additional short-term advance of $10,000. During the nine months ended September 30, 2024, the CFO provided additional short-term funding of $15,000. As such, approximately $50,000 was outstanding from the Company’s CFO at September 30, 2024.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at September 30, 2024.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended September 30, 2024 to the three Months Ended September, 2023

A comparison of the Company’s operating results for the three months ended September 30, 2024 and 2023, respectively, is as follows.

	September 30, 2024	September 30, 2023	Variance
Service Revenue	$-	$70,000	$(70,000)
Total Revenue	-	70,000	(70,000)
Operating expense:
Research and development	480	21,221	(20,741)
General and administrative	80,277	34,301	45,976
Goodwill impairment	3,200,000	-	3,200,000
Total operating expense	3,280,757	55,522	3,225,235
Loss from operations	(3,280,757)	14,478	(3,295,235)
Interest expense, net	(205,616)	(185,424)	(20,192)
Reimbursement for expenses – related party	-	-	-
Change in the value of derivatives on debt	114,722	306,836	(192,114)
Loss on debt conversion	-	(94,829)	94,829
Net income (loss) before controlling interests	$(3,371,651)	$41,061	$(3,412,712)

Net Income (Loss)

We recorded a net loss of approximately $3.4 million for the three months ended September 30, 2024, as compared to net loss of approximately $41 thousand for the three months ended September 30, 2023. The primary difference in net loss, of approximately $3.4 million, between the three months ended September 30, 2024 as compared to the same period of 2023 was primarily due to higher goodwill impairment of approximately $3.2 million, higher other operating expenses of approximately $30 thousand, higher change in value of derivatives on debt of approximately $0.2 million, and offset by lower loss on debt conversion of approximately $0.1 million, for the three months ended September 30, 2024.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2024 compared to the same period in 2023 were lower by approximately $21 thousand, primarily due to other operational expenses related to OT-101 being borne by the JV.

As previously disclosed, and as a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $46 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher legal and professional expenses of approximately $140 thousand, offset by lower other expenses by approximately $94 thousand.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2024. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded goodwill impairment of $3.2 million, on the approximately $12.0 million goodwill which we recorded upon our acquisition of PointR, for the three months ended September 30, 2024, compared to no impairment during the three months ended September 30, 2023.

During the third quarter of 2024, we observed a decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry. These were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted as the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value, solely based on the market capitalization, and consistently with the methodology we used during the prior periods.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.2 million for the three months ended September 30, 2024, compared to similar expense for the three months ended September 30, 2023, primarily in connection with debt raised from convertible notes and the JH Darbie Financing, March 2022 and May/June 202 financing. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended September, 2024, we recorded approximately $0.1 million change in value upon conversion of certain debt owed on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.3 million change during the same period in 2023. The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at a variable conversion price, giving rise to a derivative feature within the debt instrument resulting in the recording of a derivative liability and change in value of the derivative. For more information on value of derivatives, refer to the Note 5 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

A comparison of the Company’s operating results for the six months ended September 30, 2024 and 2023, respectively, is as follows.

	September 30, 2024	September 30, 2023	Variance
Service Revenue	$-	$70,000	$(70,000)
Total Revenue
Operating expense:
Research and development	1,212	50,148	(48,936)
General and administrative	343,347	471,258	(127,911)
Goodwill impairment	3,200,000	6,083,146	(2,883,146)
Total operating expense	3,544,559	6,604,552	(3,059,993)
Loss from operations	(3,544,559)	(6,534,552)	2,989,993
Interest expense, net	(655,946)	(837,100)	181,154
Reimbursement for expenses – related party	22,937	72,246	(49,309)
Change in the value of derivatives on debt	140,828	(20,758)	161,586
Loss on conversion of debt	(88,258)	(94,829)	6,571

Net income (loss) before controlling interests	$(4,124,998)	$(7,414,993)	$3,289,995

Net Income

We recorded a net loss of approximately $4.1 million for the nine months ended September 30, 2024 as compared to a net loss of approximately $7.4 million for the same period ended September 30, 2023. The difference in net loss, of approximately $3.3 million, for the nine months ended September 30, 2024 as compared to the same period of 2023, was primarily due to lower goodwill impairment of approximately $2.8 million, lower operating expense of approximately $0.2 million, lower interest cost of approximately $0.2 million, lower change in value of derivatives on debt of approximately $0.2 million, offset by lower reimbursement of expenses by a related party of approximately $50 thousand and lower service revenue of approximately $70 thousand, compared to the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $48 thousand for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to reduced operational costs. As a result of our JV with Dragon and GMP Bio, the JV absorbed most of the compensation costs as well as some of the operational costs.

As a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.1 million for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023, primarily due to lower operational costs.

As a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2024. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Goodwill Impairment

We recorded goodwill impairment of $3.2 million, for the nine months ended September 30, 2024, compared to goodwill impairment of approximately $6.1 million for the nine months ended September 30, 2023, on the approximately $12.0 million goodwill which we recorded upon our acquisition of PointR.

During the third quarter of 2024, we observed a further decline of our stock price, the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry. These were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted as the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value, solely based on the market capitalization, and consistently with the methodology we used during the prior periods.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.7 million for the nine months ended September 30, 2024 as compared to $0.8 million for the nine months ended September 30, 2023 primarily in connection with debt raised from convertible notes, JH Darbie Financing, March 2022 and May/June 2022 Financing. Interest expense was lower for the nine months ended September 30, 2024 as compared to the same period of 2023 due to some of the outstanding loans being partially or fully retired. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed $23 thousand during the nine months ended September 30, 2024 as compared to approximately $72 thousand, by Autotelic Inc. a related party, on behalf of our JV.

Change in Value of Derivatives

During the nine months ended September 30, 2023, we recorded approximately $0.1 million gain in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes as compared to approximately $0.3 million gain during the same period of 2023. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Loss on Conversion of Debt

During the nine months ended September 30, 2024, we recorded a loss of $0.1 million on conversion of debt. related to the difference in fair value to the price at which the debt was converted, compared to a $0.1 million loss on conversion of debt during the nine months ended September 30, 2023.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2024	December 31, 2023
Cash, including restricted cash of $20	$169	$190
Working capital	(16,118)	(16,233)
Stockholders’ Equity	8,131	11,611

The Company has experienced net losses every year since inception and as of September 30, 2024 had an accumulated deficit of approximately $37.4 million. As of September 30, 2024, the Company had approximately $0.2 million in cash, and current liabilities of approximately $16.1 million. Of the approximately $16.1 million in current liabilities, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.7 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($ in ‘000’s) (Pending finalization of SCF)

	Nine month ended September 30,
	2024	2023
Net cash used in operating activities	$(636)	$(948)
Net cash provided by financing activities	615	975
Increase (decrease) in cash	$(21)	$27

Operating Activities

Net cash used in operating activities was approximately $0.6 million for the nine months ended September 30, 2024. This was due to the net loss of approximately $4.1 million, and primarily offset by approximately $3.2 million of amortization of goodwill, approximately $88 thousand from loss on conversion of debt, approximately $0.1 million of change in fair value of derivative, approximately $0.1 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.2 million.

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

Financing Activities

For the nine months ended September 30,2024, net cash provided by financing activities was approximately $0.6 million, primarily due to receipt of a short term loan from a related party.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2023 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2023, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

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

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 19, 2024

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 19, 2024

