Form 10-K
period 2024-12-31
Oncotelic Therapeutics, Inc.
filed 2025-04-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2022 was approximately $5,633,200.

As of April 14, 2025, the aggregate number of outstanding shares of common stock of the registrant was 408,292,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

I

FORWARD-LOOKING STATEMENTS

This 2024 Annual Report on Form 10-K (this “Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense, including that to fund our clinical and other development programs; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current or future executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete or may not generate revenues as expected or at all; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the development of and the process of commercializing AI/Blockchain and other technologies for supporting the development of OT- 101 and Artemisinin for COVID-19, OT-101, including development of OT-101, Artemisinin, OXi4503, CA4P and our 2021 in-licensing of apomorphine; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the entering into any corporate transactions to develop our products through partnerships, joint ventures or other corporate transactions; our ability to make a proposed initial public offering between us and our joint-venture partners for the joint venture, statements about future plans related to the operations of the JV, taking the JV into an initial public offering or the success thereof: building and the success of our nanoparticle platform and the related success of launching the platform; the expected valuation of the JV, and therefore a corresponding increase in the valuation of the Company, by virtue of it’s ownership in the JV; the success of the launch of Pet2DAO, a corporation with a DAO infrastructure, the success of Pet2DAO and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2DAO, the actual filing of a registration statement and approval of the tokens as registrable securities with the Securities and Exchange Commission (“SEC”) through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; our ability to form alliances with other third parties to develop the products in our pipeline through partnerships, joint ventures, mergers or acquisitions; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; unfavorable global epidemic and pandemic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this document or any document incorporated by reference herein or therein.

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

II

PART I

ITEM 1. BUSINESS

Company Background

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO, Inc., a Delaware corporation; and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101, in addition to five additional compounds, for various cancers and COVID-19 through its joint venture, GMP Biotechnology Limited (“GMP Bio”), with Dragon Overseas Capital, Limited (“Dragon”), Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company also acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The Company is also planning to address the animal health industry through Pet2DAO. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our internet address is www.oncotelic.com.

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc through a reverse merger in 2019, we realigned the company pipeline to focus on various cancers, including but not limited to rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, which was transferred to our joint venture as part of the joint venture agreement (see “JV” below), pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. In addition, the Company, through it’s JV, is developing 5 additional products for treatments of various cancers. Each of the products being developed by the JV has the potential of becoming very successful drugs. The JV is contemplating developing and obtaining regulatory approval for each of the 5 additional products via different regulatory pathways and in various countries and regions. Further, the Company aims to capitalize on a voucher program in the United States (“US”). By focusing on capitalizing on the RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large monetary value upon regulatory approval, which can be upwards of several million dollars. Approval in the US could allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications could be conducted following the positive interim read of the pediatric trials. This approach maximizes return on investment for the shareholders.

Concurrently we also explore opportunities to create value for shareholders by forming strategic alliances and/or licensing our product portfolio. In this connection, in March 2022, the Company entered into a joint venture (“JV”) with Dragon, affiliates of Golden Mountain Partners, LLC, to form GMP Biotechnology, Limited (“GMP Bio”). GMP Bio and the Company are also looking to take the JV into an initial public offering (“IPO”) of the JV and which is anticipated to be a liquidity event for Company, especially if the IPO is successful. While we believe that the IPO can be completed and would be successful, we cannot provide assurance for either of the events to occur; or if they occur, and then whether the IPO would be successful.

We believe we are well positioned as a biotech company with our drug candidate OT-101 through our JV- targeting high value TGF-β2, and the new product portfolio being developed by the JV, for various cancers and COVID-19, PointR artificial intelligence (“AI”) for clinical trials, research and development, Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, our vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”).

We may also plan to continue to develop OT-101, through our JV, an antisense against TGF-β2 – for the treatment of various viruses, which would include the severe acute respiratory syndrome (“SARS”) and the coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. This was a randomized, double-blind, placebo-controlled Phase 2 study to evaluate the safety and efficacy of OT- 101 in adult patients hospitalized with positive COVID-19 and pneumonia. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study in conjunction with the Biomedical Advanced Research and Development Authority (“BARDA”. For more information on BARDA, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024. At this time, since the impact of COVID-19 has significantly reduced, the development of OT-101 for COVID-19 is not a top priority. In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19. Again, with the impact of COVID-19 reducing over the past year or so, we have put on hold any further development of Artemisinin, till we have another severe virus situation. We will focus on any future development on Artemisinin against other respiratory viruses with unmet needs when the circumstances arise. For more information on Artemisinin, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

We currently have three primary drugs of our own, 6 drugs through our JV, and AI technology programs we are seeking to advance, presently or in the future:

●	AL-101 - Intranasal drug and delivery system for intra-nasal Apomorphine for the treatment of PD, ED and FSD.

●	CA4P- a vascular disrupting agent (“VDA”) - in combination with Ipilimumab for the treatment of solid tumors with focus on melanoma in adult and pediatric melanoma. A RPD has been granted to the Company by the FDA for pediatric melanoma.

●	Oxi4503- a second generation VDA - for the treatment of liquid tumors with focus on childhood leukemia. A RPD has been granted to the Company by the FDA for AML.

●	OT-101 - an antisense against TGF-β2 –for the treatment of various cancers and for the treatment of various viruses, including COVID-19, on its own and in conjunction with other compounds.. This is being advanced through our JV.

●	Five additional nanoparticle products - for the treatment of various cancers, using various regulatory pathways and for various regions/countries. This is being advanced through our JV.

●	Artemisinin – a natural derivative from an Asian herb Artemisia Annua - Artemisinin has shown to be highly potent at inhibiting the ability of various viruses to multiply. This will be advanced through our JV at an appropriate time.

●	Developing newer AI based technologies to enhance the development and commercialization of support technologies. The JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO.

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. A DAO is an emerging form of legal structure, that has no central governing body, and whose members share a common goal to act in the best interest of the entity. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture. The Company will look to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will be looking to develop products for the animal health space. The Company will initially issue utility tokens and non-fungible tokens (“NFT” and cumulatively “Tokens”) of Pet2DAO, called PDAO, to its employees, shareholders and key opinion leaders (“KOLs’) and use the Tokens to propose and vote on various human and animal health related programs. In the future, the Company will evaluate and plans to register these tokens with the SEC to make such Tokens freely tradable.

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

Developments through our JV:

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

The JV initiated a Phase 2/3 clinical trial for pancreatic cancer and is actively seeking participants to enroll into the study. While enrollment has been slow, due to a smaller patient population and the protocol, the JV is working hard to enroll patients and to complete the trial.

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

OT-101 for Treatment of Advanced or Metastatic Cancers

In March 2025, the Company announced successfully completing a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors, on behalf of the JV. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV, through the Company, plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers.

OT-101 for Treatments of Corona Viruses

A Phase 2 study for COVID-19 was completed for OT-101 in South America, that can expand into a Phase 3 trial in the event there is a resurgence in COVID-19. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study, looking at OT-101 and long COVID-19, in conjunction with the BARDA For more information on OT-101 for the treatment of Corona Viruses, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Additional Nanoparticle Platform for Treatment of Various Cancers

In late 2023, the JV initiated a plan to start evaluating various nanoparticles that could treat various cancers. In this regard, the JV identified a total of 4 compounds, in addition to OT-101, which had the potential of significant revenue generation for the JV. In the same year, the JV signed a lease agreement to set up a GMP manufacturing facility in San Diego, California. The main purpose of this facility was to initially commence an aggressive formulation development of newly planned nanoparticle platform (“Nano Platform”). The GMP manufacturing facility was initiated in January 2024. Upon the initiation of this facility by the JV, the JV commenced the development work on two of the four identified compounds, as well as other activities, in tandem with the development of OT-101.

The JV has since completed the formulation development of one of the products and is moving to complete the formulation development for the three additional products. The JV is also working on improved formulations for OT-101 with new nanoparticle sizes. The JV also has started clinical development for OT-101 for pancreatic cancer. Significant progress has been made in the development of the products and the JV anticipates to complete the formulation development work in 2025 and pushing to initiate clinical trials for the various compounds.

In late 2024, the GMP facility in San Diego (“SD”), California was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. A lot of manufacturing, including Phase 1 clinical trial materials, will be performed at the SD site.

In early 2025, we announced that we had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects. All six of our compounds the JV is developing are planned to be these INDs, and are focused on next-generation anticancer agents.

The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company, as the Company is a 45% owner of the JV. Preliminary valuation assessment place this in significant multiples of the original valuation of the JV, which could in turn mean a significant valuation for the Company. However, until there is a transaction to validate the increase in the valuation, we will continue to measure the value of the Company’s investment in the JV as was originally assessed upon the formation of the JV.

Artemisinin for Treatment of COVID-19

Artemisinin derived from Chinese herb Artemisia annua L. (Sweet wormwood) has been used medicinally to treat fevers for centuries in China. Like other potential COVID-19 therapeutic agents such as Hydrochloroquine and Remdesivir, the efficacy of Artemisinin remains to be tested in well controlled and sufficiently powered clinical trials. With the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. For more information on Artemisinin for the treatment of COVID-19, refer to our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

Product Portfolio for Treatment of Various Cancers

The JV is developing a range of products for the treatment of various cancers. One of the products is ready to enter into clinical trials and other drugs are in various stages of development. The JV has evaluated the development process, as well as the appropriate regulatory pathways, for the development of those drugs. The clinical pathway is also being designed for the other products. Individually, each of the drug products has the potential to be successful drugs.

AI/Blockchain: PointR/EdgePoint

AI/Blockchain: PointR/EdgePoint

PointR, an acquisition made in November of 2019, develops, and deploys high performance cluster computers and artificial intelligence (“AI”) technologies for inference processing of a camera-grid that are interconnected to create 360-degree vision-grid to track men and materials indoors. The scope was expanded to include the entire life cycle of a drug: discovery, clinical trials, and manufacturing. In addition, AI is being targeted to provide support for clinical trials and pre-clinical research. The deployment of AI technology for data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April, 14, 2023.

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

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. In this connection, in March 2022, the Company entered into a JV with Dragon to form GMP Bio. Both entities are affiliates of GMP. GMP Bio and the Company will work together to further the development of OT-101, wherein the Company would provide the technology and technical expertise and GMP Bio would fund the development expenses. In December 2023, the JV initiated a GMP manufacturing facility in San Diego, California to develop several drug candidates, which individually and collectively, could bring significant value to the JV as well as to the Company, which was approved in the fourth quarter of 2024.

In addition to entering into transaction that would provide funding for the further development of the rest of our product candidates, other elements of our development strategy would currently include:

●	Initiating clinical trials of OT-101, and various other drugs, in various cancers through our JV: We have initiated one trial for OT-101, and we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP Bio. We are looking to conduct such trials in combination with other drugs like checkpoint inhibitors. We have filed the protocols for some of the trials being planned and we hope to be able to get acceptance from the FDA and be able to initiate the trials shortly thereafter. In addition, the JV is also working on the initiation of clinical trials for the other drugs, in various stages of development and through various regulatory pathways.

●	Initiating a clinical trial of CA4P in combination with an immuno-oncology agent or seek any collaboration for the development of CA4P.

●	Continuing to evaluate OXi4503 in a clinical trial or seek any collaboration for the development of OXi4503.

●	Ramping up the apomorphine development program and initiating noninferiority trial comparing AL-101 against subcutaneous apomorphine for the treatment of PD. We are also considering ramping up the apomorphine development programs for ED and FSD/HSDD. The development of these products is subject to the Company being able to raise funding to support the development activities or being able to partner with a third party to co-develop or even any type of a transaction that permits the Company to capitalize on the assets.

●	The Company formed Pet2DAO, as a wholly owned subsidiary. Pet2DAO is a DAO technology company, integrating the strong governance of traditional corporations with the innovative DAO architecture looking to engage stakeholders, to build value through the DAO, while maintaining the rigor of traditional corporations, including governance, compliance, and accountability through a team of veterans in public companies with innovators in AI, blockchain and Web3. Pet2DAO will initially be looking to develop products for the animal health space.

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

Entities can also follow the 505(b)(2) pathway to regulatory approval, to further drug development in a more efficient and relatively cost effective manner. The 505(b)(2) pathway is a regulatory route in the United States under the Federal Food, Drug, and Cosmetic Act (FDCA) that allows for the approval of new drugs that are similar to already approved products. It is often used for drugs that have been previously approved but require modifications, such as new indications, dosages, formulations, or routes of administration. The 505(b)(2) pathway provides a more efficient approval process compared to the traditional New Drug Application (NDA) pathway, as it allows drug developers to rely on existing data from previously approved drugs instead of conducting all new clinical trials. It strikes a balance between the full NDA process and the Abbreviated New Drug Application (ANDA) for generics.

Key Features of the 505(b)(2) Pathway includes (1) allowing applicants to use published literature or data from previous studies, like studies conducted by the original sponsor or from publicly available sources, to support their application, rather than having to repeat all of the clinical trials. This can include data from the reference product, studies published in scientific literature, or data from other regulatory agencies; (2) used for new formulations, like changing the dosage forms, routes of administration, new combinations of active ingredients. It may also be used for new indications for an existing drug; (3) allows for faster approval than a full NDA because it leverages existing data. It can be especially useful when the applicant needs to add new data or modify an already approved drug; and (4) while the application uses data from an existing product, the 505(b)(2) pathway is not for generic drugs. A 505(b)(2) submission often involves new clinical data or modifications that distinguish it from the original approved drug. The benefits of the 505(b)(2) pathway to drug approval include:

1.	Reduced Clinical Trial Requirements: Instead of generating a complete set of new clinical trials, or a significantly reduced patient population for clinical trials, applicants can use existing data (like data from the original product or published studies), saving time and costs.

2.	Innovation and Flexibility: It allows drug developers to bring innovative new formulations, combinations, or indications to market more quickly, which can help improve patient care.

3.	Cost-Efficiency: It can reduce the cost of development for drug companies, as it may reduce the time and amount of clinical data they need to generate.

U.S. FDA Review and Approval Processes

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

If an applicant decides to follow the 505(b)(2) pathway to regulatory approval for a drug, then the applicant is required to (1) request meetings with the FDA to discuss the appropriate use of existing data and the studies they need to conduct for approval (2) submits the 505(b)(2) application, which includes clinical trial data, published studies, and other relevant data (3) The FDA reviews the data to assess the safety, effectiveness, and quality of the drug, considering any new information provided (4) If the FDA is satisfied with the data, it will approve the new drug or formulation. If not, additional data or studies may be requested.

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

As of April 14, 2025, we were the exclusive licensee, sole assignee or co-assignee of five granted U.S. patents, two pending U.S. patent application, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

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

EMPLOYEES

We had twenty-six full-time employees, four part-time employees and 10 consultants as of December 31, 2024; and all the employees and consultants were compensated by the JV during the years ended December 31, 2024 and 2023, respectively. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company.

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

The Company, as of December 31, 2024, had an accumulated deficit of approximately $38.0 million, including a net loss of approximately $4.8 million in 2024, which included a non-cash goodwill impairment loss of $3.2 million. We have no source of product revenue and do not expect to receive any product revenue in the near future, except if we generate product revenues from Artemisinin in countries around the globe other than India and which at the current time is not anticipated. We may generate revenues from services rendered in the future, but we cannot expect that to be of a regular and of a recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2024, we had approximately $0.1 million in cash and current liabilities of approximately $16.9 million, of which $1.3 million pertains to Mateon’s liabilities prior to the Merger and $2.6 million of contingent liabilities, incurred upon our merger with PointR Data, Inc. in November 2019, that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding, or we will be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

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

In their audit report with regard to our Financial Statements as of and for the years ended December 31, 2024, and 2023, we, as well as our independent registered public accountants, have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

We may not be able to successfully develop the product portfolio through our JV.

As we plan to advance the product candidates being established through our JV, through later stages of development, manufacturing of the products for clinical trials and ultimately commercial manufacturing, we may need to form alliances or enter into partnerships with other pharmaceutical companies or even other third parties to work with us in the JVs endeavors to achieve success for the Product. That would ensure success for the JV and create shareholder value for our Company. We cannot assure you that the JV would be able to do so and the Company get’s the benefits of that at all.

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

We had a combined total of 40 full-time, part-time employees and consultants as of December 31, 2024; however, all the employees have been compensated through the JV since March 2022. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.

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

If we or our JV follows certain regulatory pathways, we may not be successful in our plans and, as such, we may not be able to obtain regulatory approval for or commercialize our product candidates.

In addition to regular pathways of filing INDs and NDAs, we, or our partners, including the JV, may also plan to follow expedited pathways such as 505(b)(2) pathway of expedited approvals so as to get our products to market and patients for unmet medical needs on an expedited basis. However, we cannot guarantee that the regulatory bodies would approve our approach or approve our products as planned.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act and may be sold from time to time. As of December 31, 2024, we had approximately 289.5 million shares of common stock underlying currently outstanding convertible debt, warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

As of December 31, 2024, we had net assets of approximately $7.5 million and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024. While we continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future, or our material weaknesses would be rectified. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We were authorized to issue up to 750,000,000 shares of our common stock. As of December 31, 2024, we had approximately 407.3 million shares of common stock issued and outstanding, including approximately 1 million shares of common stock to be issued. As of December 31, 2024, we also had approximately 31.9 million warrants outstanding, approximately 24 million options and approximately 233.4 million shares of common stock issuable upon conversion of convertible notes.

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

A material amount of our assets represents intangible assets, and our net income would be reduced, or our net loss would be increased, if our intangible assets became impaired.

As of December 31, 2024, our gross intangible assets and goodwill from our 2019 PointR acquisition represented approximately $1.1 million and approximately $2.8 million, respectively and after recording an impairment loss of $3.2 million; and the fair value of our investment in our JV was approximately $22.7 million, representing approximately 99% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development (“IPR&D”) and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results. As the market capitalization of our Company was adversely impacted due to a reduction in the stock price of our Common Stock, during the year ended December 31, 2024, we recorded an impairment of approximately $3.2 million on the goodwill representing the difference in net assets over the fair value of the Company, based on our market capitalization.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY, AND GOVERNANCE.

Risk management and strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management, as required

Recognizing the complexity and evolving nature of cybersecurity threats, the Company plans to engage external experts, including cybersecurity assessors and auditors in evaluating and testing our risk management systems. These partnerships would enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our possible collaborations with these third-parties will innclude regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, the Company plans to implement processes to oversee and manage these risks. We plan to conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring will include periodic assessments by our Chief Executive Officer (“CEO”). This approach will be planned to design to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board plans to establish robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. In the absence of a functional Audit Committee at this time, the full Board of Directors will be responsible to oversight the cybersecurity risks for the Company.

Management’s Role Managing Risk

The CEO plays a pivotal role in informing the Board of Directors on cybersecurity risks. The CEO provides comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

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

Holders

As of April 14, 2025, there were 78 stockholders of record of the 408,292,450 outstanding shares of the Company’s common stock, including 1,019,303 shares pending to be issued to certain dissenting shareholders.

Dividends

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988 and does not expect to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Annual Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	our ability to successfully operate GMP Biotechnology Limited (“GMP Bio”), our joint venture (“JV”) with Dragon Overseas Limited (“Dragon”), to develop and commercialize the JV’s nanoparticle product portfolio, or to have a successful IPO for GMP Bio as planned;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

Corporate History

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late-stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

The Company is currently developing OT-101, through its JV with Dragon, and GMP Bio and its wholly owned subsidiaries, both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and 5 additional nanoparticle products for treatments of various cancers; our portfolio products Apomorphine for various indications; OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes; CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma; and AI technologies for clinical development and manufacturing. The Company is also planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

In 2020, the Company had entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services for the development of OT-101 for COVID-19. The Company had also secured various financings from GMP between 2020 and early 2022, primarily in this connection. For more information on the GMP debt financing and the JV, refer to Notes 5 and 6 of the Notes to the Consolidated Financial Statements.

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

Forever Prosperity, LLC (previously GMP) Note purchase agreements and unsecured notes

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million. Such notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP.

For more information on the Forever Prosperity, LLC debt financing, refer to Note 5 of the Notes to the Consolidated Financial Statements.

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

The JV is conducting a clinical trial for OT-101 for pancreatic cancer in the US and which the JV is planning to expand to other countries in eastern Europe. In addition, OT-101 is also being evaluated for treatments of gliomas and pediatric DIPG. In late 2023, the JV initiated a plan to start evaluating various nanoparticles that could treat various cancers. In this regard, the JV identified a total of 4 compounds, in addition to OT-101, which had the potential of significant revenue generation for the JV. In the same year, the JV signed a lease agreement to set up a GMP manufacturing facility in San Diego (“SD”), California. The main purpose of this facility was to initially commence an aggressive formulation development of newly planned nanoparticle platform (“Nano Platform”). The GMP manufacturing facility was initiated in January 2024. Upon the initiation of this facility by the JV, the JV commenced the development work on two of the four identified compounds, as well as other activities, in tandem with the development of OT-101. The JV has since completed the formulation development of one of the products and is moving to complete the formulation development for the three additional products. The JV is also working on improved formulations for OT-101 with new nanoparticle sizes. The JV also has started clinical development for OT-101 for pancreatic cancer. Significant progress has been made in the development of the products and the JV anticipates to complete the formulation development work in 2025 and pushing to initiate clinical trials for the various compounds. In late 2024, the GMP facility in SD was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. A lot of the manufacturing, including Phase 1 clinical trial materials, will be performed at the SD site.

Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, the support of which can even be used by the JV. All six of our compounds the JV is developing are planned to be these INDs, and are focused on next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. In March 2025, the Company announced successfully completing a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors, on behalf of the JV. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV, through the Company, plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers.

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

During the year ended December 31, 2023, the Company converted the balance of approximately $243,000 of Blue Lake November / December 2021 convertible notes, inclusive of accrued interest, into 3,466,583 shares of the Company’s Common Stock, which fully retired the convertible notes as of December 31, 2023. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of December 31, 2023

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2023, this note was in default. The investors have the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. In February 2024, the Company converted $35,000 in principal, legal fees and accrued interest of the Fourth Man March 2022 note, into 500,000 shares of common stock.

For more information on the November-December 2021 and March 2022 Financing, refer to Note 5 of current Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $0.6 million, convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 302,500 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement. A portion of the proceeds were used to retire some of the November/December 2021 notes. In May 2024, the May 2022 Note was extended till May 2025, at a cost of 10% of the outstanding Note amount, including interest and penalty.

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

Short-term loans from related parties / families

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of $656,000 to the Company. As such, approximately $2.1 million was outstanding and payable to Autotelic at December 31, 2024.

The Company’s CFO was owed approximately $25 thousand at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10 thousand. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41 thousand. As such, approximately $76 thousand was outstanding from the Company’s CFO at December 31, 2024.

In December 2023, the Company received $50 thousand from the company’s CEO. As such, $50 thousand was outstanding to the Company’s CEO at December 31, 2024. As of December 31, 2024 and December 31, 2023, respectively, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. Mosaic and the Company further agreed to extend the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. This was to allow for both Companies to complete due diligence as well as agree and finalize the definitive agreements.

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

Results of Operations

Years Ended December 31, 2024, and 2023.

A comparison of the Company’s operating results for the year ended December 31, 2024, and 2023, respectively, is as follows.

	December 31, 2024	December 31, 2023	Variance
Service revenue	-	70,000	(70,000)
Total revenue		70,000
Operating expense:
Research and development	$-	$61,143	$(61,143)
General and administrative	376,013	573,726	(197,713)
Goodwill impairment	3,200,000	6,083,146	(2,883,146)
Total operating expense	3,576,013	6,718,015	(3,142,002)

Income (loss) from operations	(3,576,013)	(6,648,015)	3,072,002
Interest expense, net	(857,723)	(1,044,786)	187,063
Reimbursement for expenses – related party	22,937	72,246	(49,309)
Change in fair value of investment in GMP Bio	-	12,706	(12,706)
Change in the value of derivatives on debt	(280,402)	(225,074)	(55,328)
Loss on debt conversion	(88,258)	(373,142)	284,884

Net loss before controlling interests	$(4,779,459)	$(8,206,065)	$3,426,606

Net Loss

We recorded a net loss of approximately $4.8 million for the year ended December 31, 2024 compared to a net loss of approximately $8.2 million for same period in 2023. The lower net loss of approximately $3.4 million for the year ended December 31, 2024, as compared to the same period of 2023 was primarily due to recording of lower impairment to goodwill in 2024 by approximately $2.9 million, approximately $0.1 million of lower research and development expenses and $0.2 million of lower general and administrative expenses, offset by lower loss recorded on conversion of debt of approximately $0.3 million, lower interest expense by approximately $0.2 million, offset by lower reimbursement for expenses from a related party of approximately $50 thousand and higher change in value of derivatives on debt by approximately $55 thousand.

Service Revenue

During the year ended December 31, 2024, no service revenue was recorded, as compared to a service revenue of $70,000 received from the Biomedical Advanced Research and Development Authority for certain services related to our work on their Long COVID-19 research, for the year ended December 31, 2023.

Research and Development Expense

Research and Development (“R&D”) expense decreased by approximately $62 thousand, due to a reversal of expenses of approximately $1 thousand for the year ended December 31, 2024, as compared to $61 thousand for the year ended December 31, 2023, primarily due to other operational expenses related to OT-101 being borne by the JV.

As previously disclosed, and as a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense decreased by approximately $0.2 million, to approximately $0.4 million for the year ended December 31, 2024, as compared to approximately $0.6 million for the same period of 2023, due to lower administrative expenses.

Goodwill Impairment

We recorded a goodwill impairment of approximately $3.2 million on the approximately $16.2 million goodwill, which we recorded upon our acquisition of PointR, for the year ended December 31, 2024, compared to impairment of $6.1 million recorded during the same period in 2023.

During 2024, our stock price, solely based on the market capitalization of our Company, and the general economic conditions, which adversely impacted the majority of the pharmaceutical and biotechnology industry, were indicative of a potential impairment of our goodwill. While we evaluated and concluded that the AI technologies related to the PointR acquisition are not adversely impacted at this time, and the Company continues to develop other AI technologies, the significant reduction of our market capitalization required us to record an impairment on the goodwill to the extent of the difference between the net assets of the Company over the fair value based on the market capitalization during the year.

Interest Expense

We recorded interest expense, including amortization of debt costs, of approximately $0.9 million for the year ended December 31, 2024, primarily in connection with debt raised from various convertible notes and the two private placements through JH Darbie, November/December 2021 Financing and May/June 2022 financing as compared to approximately $1.0 million for the same period of 2023, in connection with debt raised from convertible notes and JH Darbie during 2023. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5, Note 7 and Note 8 of the Consolidated Financial Statements of this Annual Report.

Reimbursement of expenses

The Company was reimbursed approximately $20 thousand, by Autotelic Inc. a related party, during the year ended December 31, 2024 for expenses incurred by the Company on behalf of our JV, compared to reimbursement of approximately $72 thousand during the year ended December 31, 2023.

Change in fair value of investment in GMP Bio

We have recorded no change in fair value of our investment in GMP Bio for the year ended December 31, 2024, compared to a change of approximately $13,000 for the year ended December 31, 2023, based on third-party fair valuation of GMP Bio in accordance with US GAAP. As of December 31, 2024, the Company assessed the fair value of its investment in the JV and determined that no change in the fair value was required, until a triggering event has occurred, similar to, but not limited to, any fund raising event, entering into an IPO or any other major event enabling the Company to reassess the fair value of its investment in the JV.

Change in value of derivatives

During the year ended December 31, 2024, we recorded a loss of approximately $0.3 million, as compared to approximately $0.2 million recorded during the year ended December 31, 2023, due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the year ended December 31, 2024, we recorded a loss on conversion of debt of approximately $0.1 million, as compared to a similar loss of approximately $0.4 million during the same period of 2023.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31,	December 31,
	2024	2023
Cash, including restricted cash	$106	$190
Working capital	(19,065)	(16,233)
Stockholders’ Equity	8,252	11,611

The Company has experienced net losses every year since inception and as of December 31, 2024, had an accumulated deficit of approximately $38 million, including approximately $3.2 million goodwill impairment recorded during the year 2024. As of December 31, 2024, the Company had approximately $0.1 million in cash and current liabilities of approximately $19.2 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.7 million of debt, including accrued interest, related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders, and sale of equity under the EPA with Peak One. The Company will need to raise additional capital in order to fund its operations and continue development of its product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has been developing OT-101 for various cancers, as well as a nanoparticle platform through the JV. Substantial development on that front has occurred during the past year.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(740)	$(1,321)
Net cash provided by financing activities	656	1,250
Increase/ (decrease) in cash	$(84)	$(71)

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was approximately $0.7 million. This was due to the net loss of approximately $4.8 million, primarily reduced by approximately $3.2 million of goodwill impairment, approximately $0.3 million due to a change in fair value of derivatives, approximately $0.1 million of amortization of debt and finance discounts, approximately $0.1 million of loss on conversion of debt and increased by approximately $0.3 million due to changes in operating assets and liabilities.

For the year ended December 31, 2023, net cash used in operating activities was approximately $1.3 million. This was due to the net loss of approximately $8.2 million, primarily reduced by approximately $0.2 million due to a change in fair value of derivatives, approximately $6.1 million of goodwill impairment, approximately $0.3 million of amortization of debt and finance discounts, approximately $0.4 million of loss on conversion of debt and increased by approximately $0.1 million due to changes in operating assets and liabilities.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was approximately $0.7 million due to approximately $0.7 million raised through short term loans.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of December 31, 2024, was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management continues to plan implementing and continues to implement measures, subject to the availability of resources required to design and maintain such controls, designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The implementation and remediation measures are planned subject to the availability of financial and therefore human resources. The remediation actions planned include:

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, we continued to work on our planned implementation and remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers followed by individual biographies of the directors and executive officers of the Company, including their business experience and other relevant information as of December 31, 2024.

Name	Age	Position
Vuong Trieu, Ph. D.	60	Chairman of the Board and Chief Executive Officer
Amit Shah	58	Chief Financial Officer
Saran Saund	67	Chief Business Officer
Anthony E. Maida III	72	Chief Medical Officer – Translation Medicine & Director
Steven W. King	60	Director and Consultant
Seymour Fein, M.D.	76	Chief Regulatory Officer and Chief Medical Officer (Consultant)

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

Audit Committee

For the year ended December 2024, the full Board acted in lieu of an Audit Committee. The full Board met four times during the year ended December 31, 2024 in lieu of the Audit Committee.

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

Compensation Committee

For the year ended December 2024, the full Board acted in lieu of Compensation Committee. The full Board did not meet during the year ended December 31, 2024, since there were no compensation-based decisions to be made considering all the employees of the Company being paid by the JV.

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

Nominating and Governance Committee

For the year ended December 2024, the Company had no Nominating and Governance Committee. The full Board acted in lieu of the Nominating and Governance Compensation Committee. The full Board did not meet during the year ended December 31, 2024, since there were no nominating or governance based decisions to be made.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met 5 times, which included 4 times in lieu of the Audit Committee, approved certain corporate actions by unanimous written consents 1 time during the fiscal year ended December 31, 2024. Each of our directors serving during fiscal 2024 attended all the meetings of the Board and in lieu of the Committees of the Board upon which such director served and that were held during the year ended December 31, 2024.

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

Corporate Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, including our CEO and CFO. The text of the Code of Conduct had been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014, and is posted on our website at www.oncotelic.com. Disclosure regarding any amendments to, or waivers from provisions of the code of conduct and ethics that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2024, and 2023 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(2)	All Other Compensation $	Total $
Vuong Trieu, Ph. D.	2024	—	—	—	—	—
President and Chief Executive Officer	2023	—	—	—	—	—

Anthony E. Maida III, Ph. D., M.D. MBA	2024	—	—	—	—	—
Chief Medical Officer (May 2020) Consultant	2023	—	—	—	—	—

Saran Saund	2024	—	—	—	—	—
Chief Business Officer	2023	—	—	—	—	—

Amit Shah	2024	—	—	—	—	—
Chief Financial Officer	2023	—	—	—	—	—

(1) Assuming the continuation of the cash compensation and benefits continue to be borne by the JV, the Company will not report such compensation information as part of the Company’s Executive Compensation.

(2) During the years 2024 and 2023, the Company has not granted any stock awards to any of its executive officers or directors, as the Company does not have a sufficient pool under the stock option plans to make such awards.

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

The Company did not grant any increases in cash compensation to any of its Executive Officers, other than Mr. Saund whose compensation was increased to $320,000 in 2023, since the initial employment agreement due to the financial condition of the Company. However, such compensation was paid to Mr. Saund by the JV and hence not reported above. Further, as disclosed previously, our JV has paid the cash compensation to our employees, including all the other executive officers named above, since the first quarter of 2023.

The stock-based compensation on the issuance the stock options has been reported under Summary Compensation Table above, if and when granted.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2024, to each of the executive officers named in the Summary Compensation Table. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Maida, Saund and Shah.

	Option Awards
Name	Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Vuong Trieu, Ph. D. (1)
Chief Executive Officer & President- 2022	ISO	200,000	800,000	$0.10	7/22/2032
2021	ISO	360,000	—	$0.1398	7/8/2031
2021	ISO	200,000	—	$0.1626	9/3/2031

Saran Saund (1)
Chief Business Officer- 2022	ISO	200,000	800,000	$0.10	7/22/2032
2021	ISO	675,000	—	$0.1398	7/8/2031
2021	ISO	100,000	—	$0.1626	9/3/2031

Anthony Maida (1) 2022
Chief Medical Officer – Consultant- 2022	ISO	200,000	800,000	$0.10	7/22/2032
2021	NQSO	400,000	—	$0.1398	7/8/2031
2021	NQSO	400,000	—	$0.1626	9/3/2031

Amit Shah (1)
Chief Financial Officer- 2022	ISO	200,000	800,000	$0.10	7/22/2031
2021	ISO	400,000	—	$0.1626	7/8/2031

(1)	The stock awards had been approved by the board. The stock compensation thereon has been computed and expensed when granted and reported in the Summary Compensation Table.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Mr. Saund and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Trieu; and Messrs. Saund and Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2024, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.04 per share.

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

*Based on the stock price of the Company as of December 31, 2024, of $0.04 and assuming the number of shares granted are vested and earned. Assuming that the JV would be responsible for the cash compensation and the health benefits that any of the executive officers named above, that cost may not be paid for by the Company Dr. Maida is a consultant Chief Medical Officer – Translation Medicine and is not subject to potential payments upon termination or change-in-control, and as such his information has not been compiled for this table.

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

Director Compensation

For the year ended December 31, 2024, and 2023, none of the non-employee directors were paid in cash or stock awards

Fees Earned or Paid in
	Cash(1)	Option Awards(2)	Total

Steven King – 2021/22	$-	$-	$-

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

Fees. In October 2016, the Board amended and restated its director compensation policy. For more details on the Fees, kindly refer to our 2020 Annual Report on 10-K for filed with the SEC on April 15, 2021. However, due to the financial condition of the Company, we have discontinued cash compensations for the independent Board Members or Committee members. The Board intends to re-evaluate compensation, including non-employee director compensation, following the reconstitution of its Compensation Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 12, 2025, regarding the beneficial ownership of our common stock by:

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

We have computed the percentage of shares beneficially owned on the basis of 408,292,450 shares of our Common Stock outstanding as of April 12, 2025. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	132,244,387	(1)	32.4%
Steven W. King	4,188,059	(2)	1.0%
Anthony E. Maida III	3,137,314	(3)	0.8%
Amit Shah	2,584,871	(4)	0.6%
Saran Saund	18,347,759	(5)	4.5%
Seymour Fein, MD	-		0.0%
All officers and directors as a group (6 persons)	160,502,390	(6)	39.3%

Beneficial owners of more than 5%
Vuong Trieu	132,244,387	(1)	32.5%
Balaji Bhakta	43,575,256	(7)	10.7%
Larn Hwang	25,714,323	(8)	6.3%
Chao Hsiao	22,406,942	(9)	5.5%

* < 1%

(1)	Includes: (a) 92,544,217 shares owned directly and beneficially by the reporting person; 11,669,415 shares of common shares issuable upon conversion of debt, 1,738,953 shares issuable upon exercise of stock options and 1,250,000 shares of common shares issuable upon exercise of warrants; (b) 16,780,384 shares registered in the name of Autotelic, Inc., and 1,388,889 shares issuable upon conversion of debt, and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of Common Stock and Preferred Stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his beneficial interest therein.

(2)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 3,330,647 shares of Common Stock and (ii) 857,412 shares issuable upon exercise of stock options granted to Mr. King.

(3)	Consists of (i) 1,137,314 shares of Common Stock and (ii) 2,000,000 shares issuable upon exercise of stock options.

(4)	Consists of (i) 358,837 shares of Common Stock, (ii) 527,778 shares of common stock issuable upon conversion of debt and (iii) 1,698,256 shares of common stock upon exercise of options.

(5)	Consists of (i) 16,456,480 shares of Common Stock, and (ii) 1,891,279 shares issuable upon exercise of stock options.

(6)	Consists of (i) 136,980,409 shares of Common Stock, (ii) 5,838,885 shares issuable upon conversion of debt, (iii) 8,185,900 shares issuable upon exercise of options and (iv) 1,250,000 shares issuable upon exercise of warrants.

(7)	Consists of (i) 41,630,811 shares of Common Stock, (ii) (iii) 694,445 shares of common stock upon conversion of debt and 1,250,000 upon conversion of warrants.

(8)	Consists of (i) 23,455,990 shares of Common Stock, (ii) 1,208,333 shares of common stock issuable upon conversion of debt and (iii) 1,050,000 shares of common stock upon exercise of options.

(9)	Consists of (i) 17,073,604 shares of Common Stock, (ii) 3,744,449 shares of common stock issuable upon conversion of debt, (iii) 1,200,000 shares of common stock upon exercise of options, and (iv) 388,889 shares issuable upon exercise of PPM debt and warrants.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	22,527,761	$0.22	3,205,021
Equity compensation plans not approved by security holders	1,650,000	0.30	350,000

Total	24,177,761	$0.23	3,555,021

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

Expenses related to the MSA were $2,000 and approximately $12,000 for the years ended December 31, 2024 and 2023, respectively. The Company owed Autotelic, Inc. approximately $0.3 million at December 31, 2024 and December 31, 2023 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2023 Annual Report on Form 10-K filed with SEC on April 12, 2024.

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

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in short term advances to the Company. During the year ended December 31, 2024, Autotelic provided an additional $0.7 million. As such, approximately $2.1 million was outstanding and payable to Autotelic at December 31, 2024.

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

No expense was recorded during the year ended December 31, 2024, or 2023, respectively, related to this Agreement.

Mosaic Consulting Agreement

In July 2024, the Company and Mosaic, for which Mr. King is the Chief Executive Officer, entered into an consulting agreement (“Mosaic Agreement”), under which Mosaic agreed to serve as a consultant to the Company for services related to the JV’s chemistry, manufacturing and controls for the San Diego site on a month to month basis at a rate of $7,000 per month. This cost was entirely borne by the JV.

No expense was recorded during the year ended December 31, 2024, related to the Mosaic Agreement.

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

The Company recorded an expense of $0 during the years ended December 31, 2024 and 2023, respectively, related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Rose Snyder and Jacobs, LLP (“RSJ”) for the audit for the years ended December 31, 2024 and December 31, 2023, respectively, and other services rendered during that period.

	2024	2023
Audit fees (1)	$99,000	$104,600
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$99,000	$104,600

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

We have been invoiced $99,000 by RSJ in connection with the reviews for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024; and for the year ended December 31, 2024.

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

(3)	Exhibits

The exhibits below may not be a complete list of exhibits as the relevance of the exhibits may have made them redundant over a period of time.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10-Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

10.60	Amendment to Certificate of Incorporation	8-K	02/02/2021	10.60

10.61	Subscription Agreement by and between the Company and certain accredited investors dated	8-K	03/26/2021	10.1

10.62	Form of Registration Statement to register additional shares of Common Stock under 2015 Equity Incentive Plan	S-8	04/19/2021	10.62

10.63	Equity Purchase Agreement by and between the Company and Peak One Opportunity Fund L.P dated May 3, 2021	8-K	05/07/2021	10.1

10.64	Form for Registration of Securities	S-1	05/24/2021

10.65	Form of Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holding, Inc dated May 25, 2021	8-K	06/01/2021	10.1

10.66	Form of Securities Purchase Agreement and by and between the Company and Geneva Roth Remark Holding, Inc dated June 28, 2021	8-K	07/02/2021	10.66

10.67	Form of Note Purchase Agreement by and between the Company and Autotelic Inc. dated August 4, 2021	8-K	08/05/2021	10.2

10.68	Licensing Agreement by and between the Company and Autotelic Inc dated August 31, 2021	8-K	09/03/2021	10.1

10.69	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated September 21, 2021	8-K	09/27/2021	10.1

10.70	Licensing Agreement by and between the Company and Autotelic Inc dated September 30, 2021	8-K	10/04/2021	10.1

10.71	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated October 25, 2021	8-K	10/28/2021	10.1

10.72	Form of Securities Purchase Agreement by and between the Company and certain accredited investors	8-K	12/01/2021	10.1

10.73	Form of Convertible Notes by and between the Company certain accredited investors	8-K	12/01/2021	10.1

10.74	Form of Unsecured Convertible Note Purchase Agreement between the Company and Golden Mountain Partners dated January 31, 2022	8-K	02/02/2022	10.1

10.75	Form of Convertible Promissory Note issued by the Company dated January 31, 2022	8-K	02/02/2022	10.2

10.76	Form of Warrants issued by the Company to certain Investors, under the extension of Notes dated February 9, 2022 of the Note Purchase Agreement dated July 23, 2020	8-K	02/15/2022	10.76

10.77	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated March 29, 2022	8-K	04/04/2022	10.1

10.78	Form of Joint Venture Agreement between the Company and Dragon Overseas Capital Limited dated March 31, 2022	8-K	04/06/2022	10.1

10.79	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	04/06/2022	10.2

10.80	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	04/06/2022	10.3

10.81	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.82	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.83	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.84	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.85	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.86	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.87	Form of warrant	8-K	07/13/2023	10.3

10.88	Form of note	8-K	07/13/2023	10.4

10.89	Registration Rights Agreement	8-K	07/13/2023	10.5

10.90	Form of Subscription Agreement	8-K	02/02/2024	10.1

23.1	Consent of the Independent Registered Accounting Firm			x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).			x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).			x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.			x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.			x

101.1	Interactive Data Files for the fiscal years ended December 31, 2023 and December 31, 2022			x

101.INS	Inline XBRL Instance Document			x

101.SCH	Inline XBRL Taxonomy Extension Schema			x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of	April 15, 2025
Vuong Trieu, Ph. D.	the Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial and	April 15, 2025
Amit Shah	accounting officer)

/s/ STEVEN KING	Director	April 15, 2025
Steven King

/s/ ANTHONY MAIDA	Director	April 15, 2025
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and December 31, 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Company has experienced a sustained decrease in its share price, and as of December 31, 2024, the Company’s market capitalization and uncertain economic conditions, which adversely impacted the pharmaceutical and biotechnology industry, were indicative of an impairment. Pursuant to current accounting guidance, management performed a quantitative analysis and concluded that goodwill was impaired and the Company recorded impairment charges of approximately $3.2 million during the year ended December 31, 2024. At December 31, 2024, the Company’s goodwill balance was approximately $2.8 million.

Auditing management’s annual impairment tests for goodwill was complex because of the significant judgment required to evaluate the management assumptions described above used to determine the fair value of the reporting units.

How We Addressed the Matter in our Audit

Our audit procedures related to the evaluation of goodwill for impairment included the following, among others:

1.	We evaluated managements significant accounting policies related to the impairment of goodwill and indefinite-lived intangible assets for reasonableness.
2.	We evaluated management’s assessment of qualitative factors relating to the goodwill valuation by reviewing information regarding economic growth forecast, industry outlook, and business environment, as well as accumulating our understanding of the Company’s reporting unit’s performance.
3.	With respect to the Company’s valuation of its sole reporting unit:

a.	We assessed the qualifications and competence of management
b.	We evaluated the methodologies used to determine the fair value of the Company’s reporting unit
c.	We reperformed management’s quantitative analysis to assess the impact of goodwill impairment

4.	We assessed the adequacy of the Company’s disclosures regarding impairment assessments included in Note 2 and Note 3.

Evaluation of Investment in GMP Bio at Fair Value

Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company holds a 45% non-controlling interest in GMP Bio. The Company determined that it did not control the activities of GMP Bio but that it did have significant influence over GMP Bio. As a result, the Company accounted for its investment using the equity method of accounting. During 2022, the year GMP Bio was formed, the Company elected the fair value option under FASB ASC 825 relating to the accounting for its equity method investment in GMP Bio. The Fair Value Option requires management to adjust the carrying value of the investment in GMP Bio to fair value each reporting period.

Auditing management’s estimate of fair value was complex because of the significant judgment required to evaluate management’s assumptions used to determine the fair value of its investment in GMP Bio.

How We Addressed the Matter in our Audit

Our audit procedures related to the evaluation of the fair value of the investment in GMP Bio included the following, among others:

1.	We evaluated the appropriateness of managements significant accounting policies related to the fair value of investments.
2.	We inquired of management of the Company and of GMP Bio regarding clinical activities, capital fundraising, and budget to actual assessments for GMP Bio’s operations.
3.	With respect to the Company’s valuation of its investment in GMP Bio:
a.	We assessed the qualifications and competence of management
b.	We evaluated the methodologies used to determine the fair value of the Company’s investment in GMP Bio
c.	We considered the results of our inquiries and review of financial data of GMP Bio to assess the reasonableness of management’s assumptions
d.	We considered whether there were any events that would contradict management’s assumptions

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021.

Encino, CA

April 15, 2025

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$86,128	$170,405
Restricted cash	20,000	20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	9,107	62,356

Total current assets	134,211	271,737

In process R&D	1,101,760	1,101,760
Goodwill, net	2,788,230	5,988,230
Investment in GMP Bio at fair value	22,653,225	22,653,225
Total assets	$26,677,426	$30,014,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,437,167	$2,437,321
Accounts payable - related party	346,057	344,099
Contingent Consideration	2,625,000	2,625,000
Derivative liability on notes	703,616	423,214
Convertible and short-term debt, net of costs	9,790,866	8,066,957
Convertible debt and short-term debt - related party, net of costs	3,297,208	2,608,356

Total current liabilities	19,199,914	16,504,947

Convertible long-term debt, net of costs	-	1,898,468

Total liabilities	19,199,914	18,403,415

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 407,289,618 and 399,184,128 issued and outstanding, respectively	4,072,899	3,991,839
Additional paid-in capital	42,219,400	41,655,026
Accumulated deficit	(38,040,668)	(33,516,736)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,251,631	12,130,129
Non-controlling interests	(774,119)	(518,592)

Total stockholders’ equity	7,477,512	11,611,537
Total liabilities and stockholders’ equity	$26,677,426	$30,014,952

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

Service Revenue	$-	$70,000
Total Revenue	-	70,000

Operating expenses:
Research and development	$-	$61,143
General and administrative	376,013	573,726
Goodwill impairment (See note 2 and 3)	3,200,000	6,083,146
Total operating expenses	3,576,013	6,718,015

Income/(Loss) from operations	(3,576,013)	(6,648,015)
Other income (expense):
Interest expense, net	(857,723)	(1,044,786)
Reimbursement for expenses - related party	22,937	72,246
Change in fair value of investment in GMP Bio	-	12,706
Change in fair value of derivative on debt	(280,402)	(225,074)
Loss on debt conversion	(88,258)	(373,142)
Total other income (expense)	(1,203,446)	(1,558,050)
Net income (loss) before non-controlling interests	(4,779,459)	(8,206,065)
Net loss attributable to non-controlling interests	(255,527)	(302,972)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(4,523,932)	$(7,903,093)

Basic net loss per share attributable to common stock	$(0.01)	$(0.02)
Basic weighted average common stock outstanding	404,396,473	384,075,369

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	3,991,839	41,655,026	(33,516,736)	(518,592)	$11,611,537
Common shares issued in connection with debt conversion	-	-	8,105,760	81,060	564,374	-	-	645,434
Net Loss			-	-	-	(4,523,932)	(255,527)	(4,779,459)
Balance as of December 31, 2024	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2023	-	-	391,846,880	$3,918,469	$41,416,632	$(25,926,069)	$(215,620)	$19,193,412
Adoption of ASU 2020-06			-	-	(521,749)	312,426	-	(209,323)
Common shares issued in connection with debt conversion	-	-	7,337,248	73,370	431,559	-	-	504,929
Loss on extinguishment of PPM debt			-	-	-	-	-	-
Warrants issued with convertible notes	-	-	-	-	328,584	-	-	328,584
Net Loss	-	-	-	-	-	(7,903,093)	(302,972)	(8,206,065)
Balance as of December 31, 2023	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,779,459)	$(8,206,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	3,200,000	6,083,146
Amortization of debt discount and deferred finance costs	122,141	301,917
Change in fair value of investment in GMP Bio	-	(12,706)
Loss on debt conversion	88,258	373,142
Write off accounts receivable	-	772
Change in fair value of derivative	280,402	225,074
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53,249	(40,392)
Accounts payable and accrued expenses	293,184	(72,771)
Accounts payable to related party	1,958	26,836
Net cash provided by (used in) operating activities	(740,267)	(1,321,047)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	-	(125,000)
Proceeds from short term loans, others	656,000	1,410,000
Repaid to others	-	(35,000)
Net cash provided by financing activities	656,000	1,250,000

Net increase (decrease) in cash	(84,267)	(71,047)

Cash and restricted cash - beginning of period	190,405	261,452

Cash and restricted cash - end of period	$106,128	$190,405

Supplemental cash flow information:
Cash paid for:
Interest paid	365,940	$390,561
Income taxes paid	1,600	$1,600
Common shares issued upon partial conversion of debt	645,434	$504,929

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”) and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 14, 2024.

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The JV is also developing 5 additional compounds, which if approved, are anticipated to be significant value contributors for the JV, as well as the Company. The Company is also, independently, planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Further, The JV is also developing 5 additional compounds, which if approved, are anticipated to be significant revenue and value contributors for the JV as well as the Company. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV may also be sponsoring investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. For more information on GMP and Artemisinin, refer to our 2023 Annual report on Form 10- K filed with the SEC on April 12, 2024.

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

November/December 2021 and March 2022 Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock. Further, during the year ended December 31, 2023, the Company fully converted the balance of Fourth Man convertible note of approximately $127,000 into 1,820,395 shares of the Company’s common stock, which fully retired the convertible note as of December 31, 2024.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. As of December 31, 2024, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the year ended December 31, 2024, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $35,000 for 500,000 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. In May 2024, the May 2022 Note was extended till May 2025, at a cost of 10% of the outstanding Note amount, including interest and penalty. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $531,000 for approximately 7.6 million shares of the Company’s Common Stock.

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

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. In December 2024, he Company and Mosaic further extended the term of the term-sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. This was to allow for both Companies to complete due diligence as well as agree and finalize the definitive agreements. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $38 million since inception of Oncotelic Inc. as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings. The Company also has a negative working capital of approximately $19.1 million at December 31, 2024, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2024 of approximately $0.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained short term loans of approximately $0.6 million from Autotelic Inc., a related party, during the year ended December 31, 2024. In addition, the Company obtained a short-term loan of $41 thousand from Amit Shah, it’s CFO during year ended December 31, 2024.

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

Cash

As of December 31, 2024 and 2023, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2024 and 2023.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long- term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of December 31, 2024 and 2023:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2023
Investment in GMP Bio (equity securities)	$22,640,519	$12,706	$-	$22,653,225
Total	$22,640,519	$12,706	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of December 31, 2024 and 2023. During the year ended December 31, 2024, there have been no changes in the long-term value of the investment in equity securities of GMP Bio.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at December 31, 2024 and 2023, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2024 and 2023:

	December 31, 2024 Conversion Feature	December 31, 2023 Conversion Feature
Balance at January 1, 2024 and 2023	$423,214	$198,140
Change in fair value	280,403	225,074
Balance at December 31, 2024 and 2023	$703,617	$423,214

At December 31, 2024 and 2023, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Risk free interest	3.98% - 5.09%	4.64% - 5.40%
Market price of share	$ 0.02 - 0.04	$ 0.03 - 0.05
Life of instrument in years	0.01	0.01
Volatility	138.38%-226.9%	142.45%-236.86%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2024 and 2023, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic and other technologies being developed. As such, the Company did not record any change to the valuation during the years ended December 31, 2024 or 2023, respectively; and as of December 31, 2024 and 2023, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. During the years ended December 31, 2024 and 2023, no equivalent shares of the Common Stock were included as the Company had incurred losses during this period and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2024 and 2023, there were no impairment losses recognized for long- lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2024 and 2023, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the years ended December 31, 2024 and 2023, we recorded an impairment loss of approximately $3.2 million and $6.1 million and, respectively, on our goodwill, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At December 31, 2024 and 2023, the Company identified EdgePoint to be the Company’s sole VIE. At December 31, 2024, and 2023, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than approximately $0.1 million at December 31, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020.The Company adopted ASU 2020-06 effective January 1, 2023 and recorded approximately $0.5 million as a reduction to the additional paid in capital and added approximately $0.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables, trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2024 and 2023, due to a sustained change in our market capitalization and an increase in negative economic outlook for biotech markets. We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2024 and 2023. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of approximately $3.2 million and approximately $6.1 million during the year ended December 31, 2024 and 2023. The calculation of the impairment charge included substantial fact-based determinations and estimates. The goodwill impairment charge is reflected as goodwill impairment in the consolidated statements of operations for the year ended December 31, 2024.

A summary of our goodwill as of December 31, 2024 and 2023 is shown below:

	December 31, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$5,988,230	$12,071,376
Less: Goodwill impairment due to market capitalization	(3,200,000)	(6,083,146)
Balance at December 31, 2024 and 2023	$2,788,230	$5,988,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods, as we have done during the course of the year ended December 31, 2024.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of December 31, 2024 and December 31, 2023 was $1,101,760. For more information on the IPR&D, please refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2024	December 31, 2023
Accounts payable	$1,691,725	$1,656,613
Accrued expenses	745,442	780,708
	$2,437,167	$2,437,321

	December 31, 2024	December 31, 2023
Accounts payable – related party	$346,057	$344,099

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of December 31, 2024, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	December 31, 2024	December 31, 2023
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	133,958	128,958
5% Convertible note payable – Related Party	313,733	301,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	313,253	300,753
5% Convertible note payable – CEO & CFO – Related Parties	102,659	98,559
5% Convertible note payable – Bridge Investors	210,322	201,922
	1,073,925	1,031,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	292,552	280,052
5% Convertible note – Bridge investors	437,075	418,399
5% Convertible note – CFO – Related Party	87,770	84,018
	817,397	782,469
JH Darbie PPM Debt
16% Convertible Notes – Non-related parties	-	311,693

November/December 2021 & March 2022 Notes
16% Convertible Notes – Accredited Investors	233,687	233,392

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,840,247	4,750,000

May and June 2022 Note
16% Convertible Notes – Accredited Investors	993,130	1,401,284

JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,183,638	-
16% Convertible Notes – CEO – Related Party	125,000	-
	2,308,638	-
Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	76,050	35,050
Short term debt – Autotelic Inc. – Related Party	2,085,000	1,470,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,421,050	1,765,050
Total of short term convertible debentures & notes and other debt	$13,088,074	10,675,313

	December 31, 2024	December 31, 2023

Long Term Debt
JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	-	1,773,468
16% Convertible Notes – CEO – Related Party	-	125,000
	-	1,898,468

Convertible Debentures

As of December 31, 2024, the Company had a derivative liability of approximately $704,000 and recorded a change in fair value of approximately $280,000 during the year ended December 31, 2024, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $0 and approximately for the years ended December 31, 2024, and 2023, respectively. Total unamortized discount on this note was approximately $0 as of December 31, 2024, and 2023, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 for the year ended December 31, 2024, and 2023, respectively. Total unamortized discount on this note was approximately $0 as of December 31, 2024, and December 31, 2023.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 for the years ended December 31, 2024, and 2023, respectively. Total unamortized discount on this note was $0 as of December 31, 2024, and 2023.

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

There was no activity during the year ended December 31, 2024 and 2023.The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of December 31, 2024, and 2023.

Further, the Company recorded interest expense of approximately $42,500 on these Fall 2019 Notes for the years ended December 31, 2024, and 2023. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2024, and 2023 was approximately $1,073,900 and $1,031,400 respectively.

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2024. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2024, and as such the Company has recognized the liability as a convertible debt.

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

Cumulatively, the GMP Note, GMP Note 2, October 2021 Note and the January 2022 Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contained customary events of default (each an “Event of Default”). If an Event of Default occurred, at GMP’s election, the outstanding principal amount of the GMP Notes, plus accrued but unpaid interest, would become immediately due and payable in cash. The October Purchase Agreement required the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and had been made in continuation of the relationship between the Company and GMP. All the GMP notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP. As of January 1, 2025, the GMP Notes are in default. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.8 million as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company incurred approximately $90,000 of interest expense.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of approximately $691,000. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2025. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of December 31, 2024 and 2023, the August 2021 convertible notes, net of debt discount, consist of the following amounts:

	December 31,	December 31,
	2024	2023
Autotelic Related party convertible note, 5% coupon December 2024	$292,552	$280,052
CFO Related party convertible note, 5% coupon December 2024	87,770	84,018
Accredited investors convertible note, 5% coupon December 2024	437,075	418,399
	$817,397	$782,469

During the years ended December 31, 2024 and 2023 the Company recognized approximately $35,000 of interest expense on the August 2021 Investors notes of which approximately $16,000 are attributable to related parties.

At December 31, 2024, and 2023, accrued interests on these convertible notes totaled approximately $119,000 and $84,000, respectively.

The outstanding balance on the note for the year ended December 31, 2024 was approximately $817,000 including related party balance of approximately $380,000. The outstanding balance on the note for the year ended December 31, 2023 was approximately $782,000 including related party balance of $364,000.

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

As of December 31, 2024, all of the November- December 2021 notes and any accrued interest, are fully converted.

As of December 31, 2024, and December 31, 2023, the Fourth Man convertible note, net of debt discount, consist of the following amounts:

	December 31, 2024	December 31, 2023
Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$233,687	$233,392
Unamortized debt discount	-	-
Convertible notes, net	$233,687	233,392

The March 2022 Fourth Man Financing principal balance was approximately $142,000 and $162,000 as of December 31, 2024, and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company converted approximately $35,000 in principal, accrued interest and legal fees into 500,000 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, The Company has recorded an estimated default penalty of approximately $70,000.

As of December 31, 2024, the balance includes the remaining principal of $142,000 and $70,000 of accrued default penalty pursuant to the terms of the underlying agreement.

The Company recognized approximately $34,000 and $25,000 of interest during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the balance of the unamortized debt discount was $0. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

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

As of December 31, 2024, and December 31, 2023, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	December 31, 2024	December 31, 2023
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$993,130	$905,484
Convertible notes, net	$993,130	$905,484

The Mast Hill Note of $993,130 as of December 31, 2024 includes $605,000 of principal, $169,400 in default penalty, and approximately $219,000 in accrued interest.

Accrued interest was approximately $219,000 and $131,000 as of December 31, 2024 and 2023, respectively. The May 2022 Mast Note was extended through May 2025 at a cost of approximately $82 thousand, and which is included in the amount outstanding and payable to Mast as of December 31, 2024.

The Company recognized approximately $0 and approximately $146,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the years ended December 31, 2024 and 2023, respectively.

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

In May 2024, Blue Lake converted the balance of their note of approximately $531,000 including principal, accrued interest and default penalty, into 7,605,760 common shares of the Company

As of December 31, 2024 and 2023, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	December 31, 2024	December 31, 2023

Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest	$-	$495,800
Convertible notes, net	$-	$495,800

The Company recognized approximately $35,000 and $88,400 of interest expense attributable to interest, amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the years ended December 31, 2024 and 2023, respectively. The Company recognized approximately $0 and approximately $62,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and BCF during the years ended December 31, 2024 and 2023.

The Company recognized $35,000 and approximately $40,200 of interest expense related to the guaranteed coupon for the years ended December 31, 2024 and 2023, respectively.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

Other short-term advances

As of December 31, 2024, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	December 31, 2024	December 31, 2023
Short term advance from CFO – Related Party	$76,050	$35,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,085,000	1,470,000
	$2,421,050	$1,765,050

In May 2021, Autotelic provided an additional short-term funding of approximately $0.3 million to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $0.1 million short term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in various short-term loans to the Company. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of $614,000 to the Company. As such, approximately $2.1 million was outstanding and payable to Autotelic at December 31, 2024.

The Company’s CFO was owed approximately $25 thousand at December 31, 2022. During the year ended December 31, 2023, the company’s CFO provided additional short-term advance of $10 thousand. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41 thousand. As such, approximately $76 thousand was outstanding from the Company’s CFO at December 31, 2024.

In December 2023, the Company received $50 thousand from the company’s CEO. As such, $50 thousand was outstanding to the Company’s CEO at December 31, 2024.

As of December 31, 2024 and December 31, 2023, respectively, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of December 31, 2024, the JV had approximately $24.4 million in assets, recorded approximately $1.2 million in liabilities and incurred approximately $9.2 million and $6.5 million in operational expenses for the years ended December 31, 2024 and 2023, respectively. While GMP’s fiscal year commences on April 1 and ends on March 31, the Company has reported the operational expenses for the same fiscal period as the Company. The JV has determined to changing the fiscal year to an annual year and plans to do it soon.

In late 2023, the JV initiated a plan to start evaluating various nanoparticles that could treat various cancers. In this regard, the JV identified a total of 4 compounds, in addition to OT-101, which had the potential of significant revenue generation for the JV. In the same year, the JV signed a lease agreement to set up a GMP manufacturing facility in San Diego (“SD”), California. The main purpose of this facility was to initially commence an aggressive formulation development of newly planned nanoparticle platform (“Nano Platform”). The GMP manufacturing facility was initiated in January 2024. Upon the initiation of this facility by the JV, the JV commenced the development work on two of the four identified compounds, as well as other activities, in tandem with the development of OT-101. The JV has since completed the formulation development of one of the products and is moving to complete the formulation development for the three additional products. The JV is also working on improved formulations for OT-101 with new nanoparticle sizes. The JV also has started clinical development for OT-101 for pancreatic cancer. Significant progress has been made in the development of the products and the JV anticipates to complete the formulation development work in 2025 and pushing to initiate clinical trials for the various compounds. In late 2024, the GMP facility in San Diego was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. All manufacturing including Phase 1 clinical trial materials will be performed at the SD site.

Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. During the year ended December 31, 2023, and based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company had reported a change in fair value of the Company’s investment in the JV of approximately $13,000 for the year December 31, 2023. As of December 31, 2024, as the operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV and determined that no change in the fair value is required until a triggering event has occurred, similar to, but not limited to, any fund raising event, entering into an IPO or any other major event enabling the Company to reassess the fair value of its investment in the JV.

A summary of the change in fair value of our investment in GMP Bio, as of December 31, 2024 and 2023 is shown below:

	December 31, 2024	December 31, 2023
Balance at January 1, 2024 and 2023	$22,653,225	$22,640,519
Add: change in fair value of investment in GMP Bio	-	12,706

Balance at December 31, 2024 and 2023	$22,653,225	$22,653,225

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

As of December 31, 2024, and 2023, funds received under the JH Darbie Financing, net of debt discounts, consist of the following amounts:

	December 31, 2024	December 31, 2023

Convertible promissory notes
Subscription agreements - accredited investors	$-	$311,693
Subscription agreements – related party	-	-
Total convertible promissory notes	$-	$311,693

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and 8,400 for the years ended December 31, 2024 and 2023, respectively, which is included in interest expense in the statements of operations.

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

As of December 31, 2024, and December 31, 2023, debt recorded under PPM-2, net of debt discounts and including accrued interest, consist of the following amounts:

	December 31, 2024	December 31, 2023
Convertible promissory notes
Subscription agreements - accredited investors	$2,308,638	$1,898,468
Total convertible promissory, net of discounts	$2,308,638	$1,898,468

The Company incurred approximately $0.4 million of issuance costs under the PPM-2 and are incremental costs directly related to the issuance of the various instruments bundled in the offering. Concurrently with the PPM- 2, JH Darbie was granted a total of 3,055,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

●	Term: through December 31, 2025
●	Coupon: 16%
●	Convertible at the option of the holder at any time into the Company’s common stock
●	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt- Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction related to T4 during the year ended December 31, 2024 resulted in a loss from debt extinguishment of approximately $88,000, which is presented in other expense in the consolidated statements of operations for the year ended December 31, 2024. The estimated volume weighted grant date fair value of approximately $0.026 per share associated with the warrants to purchase up to 3,390,000 shares of common stock issued in this offering, or a total of approximately $88,000, was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rates	4.29%
Dividend	0.00%

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $157,000 and $50,000 for the years ended December 31, 2024 and 2023, respectively, which is included in interest expense in the statements of operations

During the years ended December 31, 2024 and 2023, the Company incurred approximately $363,000 and $122,000 of interest expense related to the convertible notes.

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

Expenses related to the MSA were $2,000 and approximately $12,000 for the years ended December 31, 2024 and 2023, respectively. The Company owed Autotelic, Inc. approximately $0.3 million at December 31, 2024 and December 31, 2023 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2023 Annual Report on Form 10-K filed with SEC on April 12, 2024.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000. During the year ended December 31, 2023, Dr Trieu provided short term loan of $50 thousand to the Company. The balance due and payable to Dr. Trieu, as of December 31, 2024 and 2023, respectively, was $50,000.

In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $120,000 short-term loan to the Company during the year ended December 31, 2022. During the year ended December 31, 2023, Autotelic provided $1.4 million in short term advances to the Company. During the year ended December 31, 2024, Autotelic provided and additional $0.7 million. As such, approximately $2.1 million was outstanding and payable to Autotelic at December 31, 2024.

Artius Consulting Agreement

In March 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Effective Date”) (the “Artius Agreement”). For more information on this Agreement, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

No expense was recorded during the year ended December 31, 2024, or 2023, respectively, related to this Agreement.

Mosaic Consulting Agreement

In July 2024, the Company and Mosaic, for which Mr. King is the Chief Executive Officer, entered into an consulting agreement (“Mosaic Agreement”), under which Mosaic agreed to serve as a consultant to the Company for services related to the JV’s chemistry, manufacturing and controls for the San Diego site on a month to month basis at a rate of $7,000 per month. This cost was entirely borne by the JV.

No expense was recorded during the year ended December 31, 2024, related to the Mosaic Agreement.

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

The Company recorded an expense of $0 during the years ended December 31, 2024 and 2023, respectively, related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

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

During year ended December 31, 2024 and 2023, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the year ended December 31, 2024

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

For further information on Common Stock issuance, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

NOTE 12 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of December 31, 2024, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the year ended December 31, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at December 31, 2024	24,177,761	0.21
Options exercisable at December 31, 2024	13,985,261

		Weighted
		Average
For the year ended December 31, 2023	Shares	Exercise Price
Outstanding at January 1, 2023	25,690,261	$0.23
Expired or cancelled	(1,512,500)	0.46
Outstanding at December 31, 2023	24,177,761	0.21
Options exercisable at December 31, 2023	13,985,261

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2024:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	7.2	$0.12	6,057,500
0.16 to $0.21	5,502,761	6.5	0.16	5,502,761
0.22 to $0.37	1,550,000	3.0	0.28	1,550,000
0.38 to $0.72	500,000	1.2	0.73	500,000
0.73 to $15.0	375,000	0.4	4.14	375,000
	24,177,761	6.5	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of December 31, 2024, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2022. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The Company amortized $0 stock compensation expense during the years ended December 31, 2024 and 2023, respectively on the 2021 and 2022 grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2024 and 2023, respectively are summarized as follows:

For the year ended December 31, 2024	Shares	Average Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the year ended December 31, 2024	3,390,000	0.12
Exercised / cancelled during the year ended December 31, 2024	(33,000,066)	0.15
Outstanding at December 31, 2024	31,890,289	$0.13

For the year ended December 31, 2023	Shares	Average Exercise Price
Outstanding at January 1, 2023	81,072,855	$0.18
Issued during the year ended December 31, 2023	23,165,000	0.12
Exercised / cancelled during the year ended December 31, 2023	(42,737,500)	0.20
Outstanding at December 31, 2023	61,500,355	$0.15

The following table summarizes information about warrants outstanding and exercisable at December 31, 2024:

	Outstanding and exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable
$0.13	961,539	2.00	0.13	961,539
0.20	4,373,750	2.26-2.47	0.20	4,373,750
0.12	11,300,000	0.51	0.12	11,300,000
0.12	11,865,000	0.81	0.12	11,865,000
0.12	3,390,000	1.08	0.12	3,390,000
	31,890,289	0.99	$0.13	31,890,289

NOTE 13 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2024 and 2023 are as follows in thousands:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Stock-based compensation	$1,438	$1,438
Assets	1,174	1,304
Liability accruals	311	324
R&D Credit	1,372	1,372
Capital Loss	528	528
Deferred state tax	(2,087)	(2,065)
Net operating loss carry forward	10,024	10,489
Total gross deferred tax assets	12,760	13,390
Less - valuation allowance	(12,760)	(13,390)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2024, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company is leasing an office located at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 on a month-to-month basis until such time a new office is identified. The Company believes the office is sufficient for its current operations.

PointR Merger Consideration

The total purchase price in the PointR Merger of $17,831,427 included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

 Third Party Service Provider Claim

The Company had disputed a judgement of $20,000 for a non-payment to a third service provider. The Company considered the claim to be immaterial to the financial position of the Company. The Company had filed a counter claim on the third-party service provider as the Company believed the claim to be false and malicious to the interests of the Company. In March 2024, The Honorable Court overruled the previous judgement and ruled in favor of the Company.

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

NOTE 15 – SUBSEQUENT EVENTS

In March 2025, the Company announced of successfully completing a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors, on behalf of the JV. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV, through the Company, plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers.

