Form 10-Q
period 2025-03-31
Oncotelic Therapeutics, Inc.
filed 2025-05-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 15, 2025, there were 408,292,450 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$79,173	$86,128
Restricted cash	20,000	20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	6,844	9,107

Total current assets	124,993	134,211

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	2,788,230
Investment in GMP Bio at fair vlue	22,653,225	22,653,225
Total assets	$26,668,208	$26,677,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,463,305	$2,437,167
Accounts payable to related party	346,570	346,057
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	762,983	703,616
Convertible and short-term debt, net of costs	9,821,483	9,790,866
Convertible debt and short-term debt, related party, net of costs	3,465,421	3,297,208

Total current liabilities	19,484,762	19,199,914

Total liabilities	19,484,762	19,199,914

Commitments and contingencies (Note 14)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 408,292,720 and 407,289,888 issued and outstanding, respectively	4,082,927	4,072,899
Additional paid-in capital	42,279,570	42,219,400
Accumulated deficit	(38,339,384)	(38,040,668)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,023,113	8,251,631
Non-controlling interests	(839,667)	(774,119)

Total stockholders’ equity	7,183,446	7,477,512
Total liabilities and stockholders’ equity	$26,668,208	$26,677,426

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2025 and 2024

(Unaudited)

	March 31,
	2025	2024

Operating expenses:
Research and development	$297	$480
General and administrative	100,803	$166,742
Total operating expenses	101,100	167,222

Loss from operations	(101,100)	(167,222)
Other income (expense):
Interest expense, net	(203,797)	$(234,709)
Reimbursement for expenses - related party	-	$12,538
Change in fair value of derivative on debt	(59,367)	$2,476
Loss on extinguishment / conversion of debt	-	$(88,258)
Total other expense	(263,164)	(307,953)
Net loss before non-controlling interests	(364,264)	(475,175)
Net loss attributable to non-controlling interests	(65,548)	$(66,499)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(298,716)	$(408,676)

Basic and diluted net loss per share attributable to common stock	$(0.00)	$(0.00)
Basic and diluted weighted average common stock outstanding	407,423,329	399,378,572

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2025	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512
Common shares issued upon partial conversion of debt	-	-	1,002,832	10,028	60,170	-	-	70,198
Net loss	-	-	-	-	-	(298,716)	(65,548)	(364,264)
Balance at March 31, 2025	-	$-	408,292,720	$4,082,927	$42,279,570	$(38,339,384)	$(839,667)	$7,183,446

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued upon partial conversion of debt	-	-	500,000	5,000	30,000	-	-	35,000
Loss on extinguishment of PPM 1 debt	-	-	-	-	78,028	-	-	78,028
Net loss	-	-				(408,676)	(66,499)	(475,175)
Balance at March 31, 2024	-	$-	399,684,128	$3,996,839	$41,763,054	$(33,925,412)	$(585,091)	$11,249,390

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(364,264)	$(475,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	38,906	38,009
Change in fair value of derivative	59,367	(2,476)
Loss on debt conversion	-	88,258
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,263	18,734
Accounts payable and accrued expenses	96,260	89,140
Accounts payable to related party	513	12,094
Net cash used in operating activities	(166,955)	(231,416)

Cash flows from financing activities:
Proceeds from short-term loan, other	160,000	250,000
Net cash provided by financing activities	160,000	250,000

Net increase (decrease) in cash	(6,955)	18,584

Cash - beginning of period	106,128	190,405

Cash - end of period	$99,173	$208,989

Supplemental cash flow information:
Cash paid for:
Interest paid	$94,773	$94,773
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$70,198	$35,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”) and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). Oncotelic completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a non-controlled subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”), namely GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners USA, LLC (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. In addition, the JV is also developing 5 additional compounds, which if approved, are anticipated to be significant value contributors for the JV, as well as the Company. The Company is also, independently, planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Further, The JV is also developing 5 additional compounds, which if approved, are anticipated to be significant revenue and value contributors for the JV as well as the Company. The JV plans to initiate phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The JV is also sponsoring investigator-initiated studies for OT-101 for other oncology indications. The Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. For more information on GMP, refer to our 2024 Annual report on Form 10- K filed with the SEC on April 15, 2025.

Fundraising

Private Placement 2 & JH Darbie Financing

Between July 2023 and January 2024, the Company entered into a series of subscription agreements with 46 accredited investors which resulted in a conversion of a gross amount of approximately $2.4 million, consisting of 94 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. The subscription agreements entered between July 2023 and January 2024 fully converted JH Darbie PPM-1 notes into PPM-2 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for the EPL on April 15, 2025 with the SEC and the SEC has made the post-effective amendment effective on April 21, 2025. The Company filed a prospectus under rule 424b3 with the SEC on April 29, 2025. For more information on the EPL, refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

November/December 2021 and March Notes

In November / December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), and which Notes were convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). All these Notes were fully converted prior to December 31, 2023.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $250,000, which Note is convertible into shares of the Company’s Common Stock. As of March 31, 2025, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the three months ended March 31, 2025, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $70,000 for 1,002,832 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till May 2025. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $530,000 for approximately 7.6 million shares of the Company’s Common Stock. As of March 31, 2025, this note is fully converted.

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

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”). For more information on the Agreement, refer to our 2024 10-K filed with the SEC on April 15, 2025.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $38.3 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $19.4 million at March 31, 2025, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2025 of approximately $0.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable or if the Company decides to proceed to develop any of its other products, subject to the availability of resources. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained short term loans of approximately $0.15 million from Autotelic Inc., a related party, during the three months ended March 31, 2025. In addition, the Company obtained a short-term loan of $10 thousand from Amit Shah, it’s CFO, during three months ended March 31, 2025.

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

Cash

As of March 31, 2025 and December 31, 2024, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at March 31, 2025 and December 31, 2024.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Unaudited Consolidated Statements of Operation as of March 31, 2025 and the Audited Consolidated Statements of Operation for the year ended December 31, 2024:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
March 31, 2025
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of March 31, 2025 and December 31, 2024.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisting of conversion feature derivatives at March 31, 2025 and December 31, 2024, and are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025 Conversion Feature	December 31, 2024 Conversion Feature
Balance at January 1, 2025 and 2024	$703,616	$423,214
Change in fair value	59,367	280,402
Balance at March 31, 2025 and December 31, 2024	$762,983	$703,616

As of March 31, 2025 and December 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2025 and December 31, 2024:

	March 31, 2025 Key Assumptions for fair value of conversions	December 31, 2024 Key Assumptions for fair value of conversions
Risk free interest	4.03%	3.98%-5.09%
Market price of share	$0.07	$0.02 – 0.04
Life of instrument in years	0.01	0.01
Volatility	136.43%	138.38%-226.9%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2025 and March 31, 2024, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic and other technologies being developed. As such, the Company did not record any change to the valuation during tthe three months ended March 31, 2025 or 2024, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended March 31, 2025 and 2024, respectively, equivalent shares of the Common Stock were excluded as the Company has incurred losses during the said periods, and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2025 and 2024, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2025 and year ended December 31, 2024, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. The Company has always operated as a single unit. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three months ended March 31, 2025, no impairment was recognized towards goodwill. For the year ended December 31, 2024, we recorded an impairment loss of approximately $3.2 million, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At March 31, 2025 and December 31, 2024, the Company identified EdgePoint to be the Company’s sole VIE. At March 31, 2025 and December 31, 2024, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than $0.1 million at March 31, 2025 and December 31, 2024, respectively.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables, trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2024, due to a sustained change in our market capitalization and an increase in negative economic outlook for biotech markets. We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2024. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of approximately $3.2 million during the year ended December 31, 2024. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of March 31, 2025, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the three months ended March 31, 2025.

A summary of our goodwill as of March 31, 2025 and December 31, 2024 is shown below:

	March 31, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$2,788,230	$5,988,230
Less: Goodwill impairment due to market capitalization	-	(3,200,000)
Balance at March 31, 2025 and December 31, 2024	$2,788,230	$2,788,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization in any interim periods, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of March 31, 2025 and December 31, 2024, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2025	December 31, 2024

Accounts payable	$1,686,966	$1,691,725
Accrued expense	776,339	745,442
	$2,463,305	$2,437,167

	March 31, 2025	December 31, 2024

Accounts payable – related party	$346,570	$346,057

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2025 and December 31, 2024, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	March 31, 2025	December 31, 2024
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	135,208	133,958
5% Convertible note payable – Related Party	316,858	313,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	316,378	313,253
5% Convertible note payable – CEO & CFO – Related Parties	103,684	102,659
5% Convertible note payable – Bridge Investors	212,422	210,322
	1,084,550	1,073,925
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	295,677	292,552
5% Convertible note – Bridge investors	441,744	437,075
5% Convertible note – CFO – Related Party	88,708	87,770
	826,129	817,397
March 2022 Notes
16% Convertible Notes – Accredited Investors	173,493	233,687

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,862,439	4,840,247

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,013,760	993,130

JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,220,483	2,183,638
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,345,483	2,308,638
Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	86,050	76,050
Short term debt – Autotelic Inc. – Related Party	2,235,000	2,085,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,581,050	2,421,050
Total of short term convertible debentures & notes and other debt	$13,286,904	13,088,074

Convertible Debentures

As of March 31, 2025, the Company had a derivative liability of approximately $763,000 and recorded a change in fair value of approximately $60,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financings

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO (the “Trieu Note”) and a Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled approximately $0 for the three months ended March 31, 2025 and 2024, respectively. Total unamortized discount on this note was approximately $0 as of March 31, 2025, and December 31, 2024, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $0 for the three months ended March 31, 2025, and 2024, respectively. Total unamortized discount on this note was approximately $0 as of March 31, 2025 and December 31, 2024.

In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $0 for the three months ended March 31, 2025, and 2024, respectively. Total unamortized discount on this note was $0 as of March 31, 2025 and December 31, 2024.

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

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

There was no activity during the three months ended March 31, 2025 and 2024. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of March 31, 2025, and December 31, 2024.

Further, the Company recorded interest expense of $10,625 on these Fall 2019 Notes for the three months ended March 31, 2025, and 2024, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of March 31, 2025, and December 31, 2024, was approximately $1,085,500 and $1,073,900, respectively.

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and was personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID- 19 bearing 2% annual interest.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million. Further, in January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million.

Between June 2020 and January 2022, the Company entered into four Unsecured Convertible Note Purchase Agreements with Forever Prosperity, for a total amount of $4.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of March 31, 2025, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.9 million and $4.8 million, as of March 31, 2025, and December 31, 2024, respectively.

During the quarters ended March 31, 2025, and 2024, the Company incurred approximately $22,000 and $22,400 of interest expense, respectively, on all the 4 notes. For a more detailed discussion on the Forevery Prosperity Notes, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

As of March 31, 2025, and December 31, 2024, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	March 31,	December 31,
	2025	2024
Autotelic - Related party convertible note, 5% coupon December 2024	$295,677	$292,552
CFO - Related party convertible note, 5% coupon December 2024	88,708	87,770
Accredited investors convertible note, 5% coupon December 2024	441,744	437,075
	$826,129	$817,397

During the quarters ended March 31, 2025 and 2024, the Company recognized approximately $8,730 of interest expense on the August 2021 Investors notes, of which approximately $4,060 are attributable to related parties.

At March 31, 2025, and December 31, 2024, accrued interests on these convertible notes totaled approximately $128,000 and $119,000, respectively.

November December 2021 and March 2022 Financing

In November / December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. As of March 31, 2025, the November- December 2021 notes and any accrued interest, are fully converted. For more information on the November / December 2021 notes, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Further, in March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2022, this note is in default and Fourth Man has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

As of March 31, 2025, and December 31, 2024, the March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	March 31, 2025	December 31, 2024

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$173,493	$233,687
Unamortized debt discount	-	-
Convertible notes, net	$173,493	233,687

In March 2025, the Company converted approximately $32,000 in principal and approximately $37,000 in accrued interest and legal fees into 1,002,832 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, The Company has recorded an estimated default penalty of approximately $70,000.

The Company recognized approximately $8,200 and $8,400 of interest during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the balance of the unamortized debt discount was $0. The Company adopted ASU 2020-06 on January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital for $109,349, reversal of the unamortized debt discount related to the BCF for $25,489 with the balance being recorded through retained earnings for $78,460.

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

As of March 31, 2025, and December 31, 2024, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	March 31, 2025	December 31, 2024
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$1,013,760	$993,130
Convertible notes, net	$1,013,760	$993,130

Accrued interest was approximately $0.4 million as of March 31, 2025 and December 31, 2024, respectively. The May 2022 Mast Note was extended through May 2025 at a cost of approximately $82 thousand, and which is included in the amount outstanding and payable to Mast as of March 31, 2025.

The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	March 31, 2025	December 31, 2024
Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest and penalty	$-	$-
Convertible notes, net	$-	$-

The Company recognized approximately $0 and $26,400 of interest expense attributable to interest, amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three months ended March 31, 2025 and 2024, respectively.

The Company adopted ASU 2020-06 effective January 1, 2023, which resulted in the reversal of the original BCF amount to additional paid in capital of approximately $0.2 million, reversal of the unamortized debt discount of approximately $0.1 million related to the BCF and the balance of $0.1 million being recorded through retained earnings.

Other short-term advances

As of March 31, 2025 compared to December 31, 2024, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	March 31, 2025	December 31, 2024
Short term advance from CFO – Related Party	$86,050	$76,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,235,000	2,085,000
	$2,581,050	$2,421,050

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the three months ended March 31, 2025 Autotelic Inc. provided additional short-term funding of $150,000 to the Company. As such, approximately $2.2 million was outstanding and payable to Autotelic at March 31, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the three months ended March 31, 2025, the CFO provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at March 31, 2025. In December 2023, the Company received $50,000 from the Company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at March 31, 2025. As of March 31, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of March 31, 2025, the JV had approximately $24.0 million in assets, recorded approximately $1.3 million in liabilities and incurred approximately $2.7 million and $1.6 million in operational expenses for the years ended December 31, 2024 and 2023, respectively. Previously, GMP’s fiscal year commenced on April 1 and ended on March 31. Effective December 31, 2024, GMP has changed its fiscal year to a calendar year. As such, the Company has reported the operational expenses for the same fiscal period as the Company.

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

In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. During the year ended December 31, 2023, and based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company had reported a change in fair value of the Company’s investment in the JV of approximately $13,000 for the year December 31, 2023. As of March 31, 2025, as the operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV and determined that no change in the fair value is required until a triggering event has occurred, similar to, but not limited to, any fund raising event, entering into an IPO or any other major event enabling the Company to reassess the fair value of its investment in the JV.

A summary of the change in fair value of our investment in GMP Bio, as of March 31, 2025 and December 31, 2024 is shown below:

	March 31, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$22,653,225	$22,653,225
Add: change in fair value of investment in GMP Bio	-	-

Balance at March 31, 2025 and December 31, 2024	$22,653,225	$22,653,225

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT (PPM-1) AND JH DARBIE FINANCING

During the period from July 2020 to March 2021 the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement. For more information on the Private Placement (PPM-1) and JH Darbie Financing, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

NOTE 8 – PRIVATE PLACEMENT (PPM-2) AND JH DARBIE FUNDING

During the period between July 2023 to January 2024, the Company entered into a series of subscription agreements with forty six accredited investors (the “Financing”) whereby the Company issued and converted a total of 94 Units from the previous PPM (See Note 7 above) into the current subscription agreements under the PPM-2, which resulted in conversion of $2.35 million of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the July 2023 through January 2024 conversions., with each Unit consisting of:

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

As of March 31, 2025 and December 31, 2024, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	March 31, 2025	December 31, 2024
Convertible promissory notes
Subscription agreements - accredited investors	$2,345,483	$2,308,638
Total convertible promissory, net of discounts	$2,345,483	$2,308,638

The Company incurred approximately $0.4 million of issuance costs under the PPM-2 and are incremental costs directly related to the issuance of the various instruments bundled in the offering. Concurrently with the sale of the Units, JH Darbie was granted a total of 3,055,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

■	Term: through December 31, 2025
■	Coupon: 16%
■	Convertible at the option of the holder at any time into the Company’s common stock
■	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction related to T4 resulted in a loss from debt extinguishment of approximately $88,000, which is presented in other expense in the consolidated statements of operations for the three months ended March 31, 2025. The estimated volume weighted grant date fair value of approximately $0.026 per share associated with the warrants to purchase up to 3,390,000 shares of common stock issued in this offering, or a total of approximately $88,000 was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rate	4.29%
Dividend	0.00%

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $38,000 and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The amortization expense has been included in interest expense in the statements of operations of the respective periods.

During the three months ended March 31, 2025 and 2024, the Company incurred approximately $93,000 and $83,000 of interest expense related to the convertible notes.

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

Expenses related to the MSA were approximately $500 and $0 for the three months ended March 31, 2025 and 2024, respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2024 Annual Report on Form 10-K filed with SEC on April 15, 2025.

Notes Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000. During the year ended December 31, 2023, Dr Trieu provided short term loan of $50 thousand to the Company. The balance due and payable to Dr. Trieu, as of March 31, 2025 and 2024, respectively, was $50,000.

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the three months ended March 31, 2025 Autotelic Inc. provided additional short-term funding of $150,000 to the Company. As such, approximately $2.2 million was outstanding and payable to Autotelic at March 31, 2025.

Artius Consulting Agreement

In March 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Effective Date”) (the “Artius Agreement”). For more information on this Agreement, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

No expense was recorded during the three months ended March 31, 2025 and 2024, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the three months ended March 31, 2025 and 2024. Effective April 1, 2022, Dr Maida’s compensation is being borne under the JVA with GMP Bio.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. The Company also filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 15, 2025, and the Form S-1 was declared effective on April 21, 2025. The Company filed the prospectus under rule 424b3 with the SEC on April 29, 2025.

During the three months ended March 31, 2025 and 2024, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the three months ended March 31, 2025

In March 2025, Fourth Man partially converted approximately $68,000 of their debt, including accrued interest. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

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

As of March 31, 2025, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the three months ended March 31, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at March 31, 2025	24,177,761	0.21
Options exercisable at March 31, 2025	13,985,261

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2025:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	7.0	$0.12	6,057,500
0.16 to $0.21	5,502,761	6.3	0.16	5,502,761
0.22 to $0.37	1,550,000	2.7	0.28	1,550,000
0.38 to $0.72	500,000	1.0	0.73	500,000
0.73 to $15.0	375,000	0.4	4.14	375,000
	24,177,761	6.3	$0.21	13,985,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of March 31, 2025, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2022. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The Company amortized $0 stock compensation expense during the three months ended March 31, 2025 and 2024 on the 2021 and 2022 grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the three months ended March 31, 2025 and 2024, respectively are summarized as follows:

		Average
For the three months ended March 31, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued during the three months ended March 31, 2025	-	-
Exercised / cancelled during the three months ended March 31, 2025	-	-
Outstanding at March 31, 2025	31,890,289	$0.13

		Average
For the three months ended March 31, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the three months ended March 31, 2024	3,390,000	0.12
Exercised / cancelled during the three months ended March 31, 2024	(33,000,066)	0.15
Outstanding at March 31, 2024	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at March 31, 2025:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	1.65	0.13	961,539
0.20	4,373,750	2.0-2.23	0.20	4,373,750
0.12	26,555,000	0.27-0.83	0.12	26,555,000

	31,890,289	0.74	$0.13	31,890,289

NOTE 13 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2024, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

PointR Merger Consideration

The total purchase price in the PointR Merger of $17,831,427 represented the consideration transferred from the The total purchase price in the PointR Merger of $17,831,427 included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

NOTE 15 – SUBSEQUENT EVENTS

Post-effective amendment of the EPL

The Company filed a new post-effective amendment in April 2025 and the new post-effective amendment was found effective on April 21, 2025. The Company filed a prospectus under rule 424b3 with the SEC on April 29, 2025.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025 and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	our ability to successfully operate GMP Biotechnology Limited (“GMP Bio”), our joint venture with Dragon Overseas Limited (“Dragon”), to develop our product portfolio, or to have a successful IPO for GMP Bio as planned;

●	GMP Bio anticipates its current fair valuation to be significantly in excess of, and even multiples of, the current fair value recorded;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

Corporate History

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, 2024Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late-stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

The Company is currently developing OT-101, through its JV with Dragon Overseas Capital, Limited (“Dragon”), namely GMP Biotechnology, Limited (“GMP Bio”) and its wholly owned subsidiaries, and all being affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and 5 additional nanoparticle products for treatments of various cancers; our portfolio products Apomorphine for various indications; OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes; CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma; and AI technologies for clinical development and manufacturing. The Company is also planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company had secured various financings from GMP between 2020 and early 2022, primarily related to the development of OT-101. For more information on the GMP debt financing and the JV, refer to Notes 5 and 6 of the Notes to the Consolidated Financial Statements.

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. For more information on Pet2DAO, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

For more information on the GMP debt financing, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Joint Venture

In March 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). For more information on the JV, JVA, and Agreements, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

In 2022, the Company elected to use the fair value option method to account for its equity investment in GMP Bio.  Under the fair value option, the Company periodically conducts a fair value assessment and records a change in value when circumstances warrant, such as in connection with a third-party financing event, or other significant event that suggests reassessing the value of investment in GMP Bio is warranted. As of March 31, 2025, the Company assessed the fair value of its investment in GMP Bio and determined that no change in the fair value was required at that time.  However, as previously announced, GMP Bio is progressing with its strategic and operational plans, which include efforts to secure third-party financing and a possible initial public offering in Hong Kong during 2026.  Based on current information from GMP Bio, the potential valuation for GMP Bio in any third-party financing or initial public offering could be significantly in excess of, and even multiples of, the current fair value recorded.  If a financing or other transaction is completed at such a valuation, the Company will reassess and report the increase in fair value of its investment in GMP Bio at that time. However, there are no contractual arrangements currently in place for any such third-party financing or initial public offering, and the Company cannot guarantee: that GMP Bio will be able to successfully execute its strategic and operating plan or complete any such financing or initial public offering, the valuation for GMP Bio in any such transaction, or that the Company will be able to record a fair value increase of its equity ownership in GMP Bio.

New Private Placement with JH Darbie

Between July 2023 and January 2024, the Company entered into a series of subscription agreements with 46 accredited investors which resulted in a conversion of a gross amount of approximately $2.4 million, consisting of 94 notes, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. The subscription agreements entered between July 2023 and January 2024 fully converted JH Darbie PPM-1 notes into PPM-2 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

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

November / December 2021 and March 2022 Financing

In November / December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. As of March 31, 2025, the November- December 2021 notes and any accrued interest, are fully converted. For more information on the November / December 2021 notes, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Further, in March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2022, this note is in default and Fourth Man has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

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

Short-term loans from related parties

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the three months ended March 31, 2025 Autotelic Inc. provided additional short-term funding of $150,000 to the Company. As such, approximately $2.2 million was outstanding and payable to Autotelic at March 31, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the three months ended March 31, 2025, the CFO provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at March 31, 2025.

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at March 31, 2025.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for the EPL on April 15, 2025 with the SEC and the SEC has made the post-effective amendment effective on April 21, 2025. The Company filed a prospectus under rule 424b3 with the SEC on April 29, 2025. For more information on the EPL, refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

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

Results of Operations

A comparison of the Company’s operating results for the three months ended March 31, 2025 and 2024, respectively, is as follows.

	March 31, 2025	March 31, 2024	Variance
Operating expense:
Research and development	$297	$480	$(183)
General and administrative	100,803	166,742	(65,939)

Total operating expense	101,100	167,222	(66,122)
Loss from operations	(101,100)	(167,222)	66,122
Interest expense, net	(203,797)	(234,709)	30,912
Reimbursement for expenses – related party	-	12,538	(12,538)
Change in fair value of derivative on debt	(59,367)	2,476	(61,843)
Loss on debt conversion	-	(88,258)	88,258
Net income (loss) before controlling interests	$(364,264)	$(475,175)	$110,911

Net Loss

We recorded a net loss of approximately $0.4 million for the three months ended March 31, 2025 as compared to approximately $0.5 million for the three months ended March 31, 2024. The lower loss of approximately $0.1 million for the three months ended March 31, 2025 as compared to the same period of 2024 was primarily due to lower operational expenses of approximately $66 thousand, lower interest expense by approximately $31 thousand, lower loss on conversion of debt of approximately $88 thousand, offset by higher change in value of derivatives on debt by approximately $62 thousand, and lower reimbursement for expenses from a related party of approximately $13 thousand.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $200 for the three months ended March 31, 2025 compared to the same period in 2024. The lower R&D cost was primarily related to lower operational costs, as these costs are now being borne by our JV since April 2022.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $66 thousand for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the decrease in legal and professional costs and other operating costs.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.2 million for the three months ended March 31, 2025 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.2 million for the same period of 2024. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $12 thousand during the three months ended March 31, 2024, by Autotelic Inc. a related party, for expenses incurred by the Company on behalf of our JV. No similar reimbursements were recorded during the three months ended March 31, 2025.

Change in Value of Derivatives

During the three months ended March 31, 2025, we recorded a loss of approximately $62 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the three months ended March 31, 2024, we recorded a nominal gain of approximately $2 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the three months ended March 31, 2025, we did not record any loss on conversion of debt, as opposed to recording a loss of approximately $90 thousand on conversion or extinguishment of debt during the three months ended March 31, 2024.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2025	December 31, 2024
Cash	$99	$106
Working capital	(19,359)	(19,065)
Stockholders’ Equity	8,023	8,252

The Company has experienced net losses every year since inception and as of March 31, 2025, had an accumulated deficit of approximately $38.3 million. As of March 31, 2025, the Company had approximately $0.1 million in cash and current liabilities of approximately $19.5 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.8 million of debt, including accrued interest, related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Three month ended March 31,
	2025	2024
Net cash used in operating activities	$(167)	$(231)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	160	250
Increase (decrease) in cash	$(7)	$19

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2025. This was due to the net loss of approximately $0.4 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of approximately $39 thousand, loss due to change in fair value of derivative of approximately $60 thousand and in operating assets and liabilities of approximately $0.1 million.

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

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was approximately $0.2 million, primarily due to a short-term loan from Autotelic Inc. of $0.2 million.

For the three months ended March 31, 2024, net cash provided by financing activities was approximately $0.3 million due to a short-term loan from Autotelic Inc. of $0.2 million.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2025 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 and other SEC filings. The risks described below and in our 2024 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In February 2024, Blue Lake partially converted $35,000 of their debt, legal fees and accrued interest. In connection with the partial Note conversion, the Company issued 500,000 shares of Common Stock to Blue Lake.

In March 2025, Fourth Man partially converted approximately $69,000 of their debt, legal fees and accrued interest. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

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

The following exhibits are included as part of this Quarterly Report, and should not be considered as a complete list of exhibits. A more complete list of previously filed Exhibits can be found with our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Amended and Restated By-Laws	8-K	05/19/2023	3.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the three months ended March 31, 2024 and 2023				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2025

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 15, 2025

