Form 10-Q
period 2025-06-30
Oncotelic Therapeutics, Inc.
filed 2025-08-13
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 13, 2025, there were 434,929,966 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$88,022	$86,128
Restricted cash	20,000	$20,000
Accounts receivable	18,976	18,976
Prepaid & other current assets	10,594	9,107

Total current assets	137,592	134,211

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	2,788,230
Investment in GMP Bio at fair value	22,653,225	22,653,225
Total assets	$26,680,807	$26,677,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,487,234	$2,437,167
Accounts payable to related party	347,084	346,057
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	278,786	703,616
Convertible and short-term debt, net of costs	9,940,174	9,790,866
Convertible debt and short-term debt - related party, net of costs	3,608,634	3,297,208

Total current liabilities	19,286,912	19,199,914

Total liabilities	19,286,912	19,199,914

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 408,292,720 and 407,289,888 issued and outstanding, respectively	4,082,927	4,072,899
Additional paid-in capital	42,279,570	42,219,400
Accumulated deficit	(38,061,528)	(38,040,668)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,300,969	8,251,631
Non-controlling interests	(907,074)	(774,119)

Total stockholders’ equity	7,393,895	7,477,512
Total liabilities and stockholders’ equity	$26,680,807	$26,677,426

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND SIX MONTHS ended JUNE 30, 2025 and 2024

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$297	$252	$594	$732
General and administrative	65,672	$96,330	166,472	263,071
Total operating expenses	65,969	96,582	167,066	263,803

Loss from operations	(65,969)	(96,582)	(167,066)	(263,803)
Other income (expense):
Interest expense, net	(207,780)	$(215,619)	(411,579)	(450,330)
Reimbursement for expenses - related party	-	$10,398	-	22,937
Change in fair value of derivative on debt	484,198	$23,630	424,830	26,106
Loss on extinguishment / conversion of debt	-	-	-	(88,258)
Total other income (expense)	276,418	(181,591)	13,251	(489,545)
Net income (loss) before non-controlling interests	210,449	(278,173)	(153,815)	(753,348)
Net income (loss) attributable to non-controlling interests	(67,407)	(68,336)	(132,955)	(134,835)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	277,856	$(209,837)	$(20,860)	$(618,513)

Basic net income (loss) per share attributable to common stock	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common stock outstanding	408,292,720	401,595,958	407,860,290	401,487,247
Diluted net income per share attributable to common stock	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common stock outstanding	452,809,058	401,595,958	407,860,290	401,487,247

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2025	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512
Common shares issued upon partial conversion of debt	-	-	1,002,832	10,028	60,170		-	$70,198
Net loss	-	-		-	-	(298,716)	(65,548)	$(364,264)
Balance at March 31, 2025	-	$-	408,292,720	$4,082,927	$42,279,570	$(38,339,384)	$(839,667)	$7,183,446

Net Income(Loss)		-	-	$-	$-	$277,856	$(67,407)	$210,449
Balance at June 30, 2025	-		408,292,720	4,082,927	42,279,570	(38,061,528)	(907,074)	7,393,895

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued upon partial conversion of debt	-	-	500,000	5,000	108,029		-	$113,029
Net Loss						(408,676)	(66,499)	$(475,175)
Balance at March 31, 2024	-	-	399,684,128.00	3,996,839.00	41,763,055.00	(33,925,412.00)	(585,091.00)	$11,249,391

Common shares issued upon partial conversion of debt			7,605,760	76,060	456,345			$532,405
Net loss	-	-				(209,837)	(68,336)	$(278,173)
Balance at June 30, 2024	-	$-	407,289,888	$4,072,899	$42,219,400	$(34,135,249)	$(652,498)	$11,503,623

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(153,815)	$(753,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred finance costs	81,095	102,352
Change in fair value of derivative	(424,830)	(26,106)
Loss on debt conversion	-	88,258
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,487)	(18,410)
Accounts payable and accrued expenses	204,904	113,106
Accounts payable to related party	1,027	959
Net cash provided by (used in) operating activities	(293,106)	(493,189)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	-	-
Proceeds from sales of common stock	-	-
Proceeds from convertible debt	-	-
Proceeds from short term loans, others	295,000	395,000
Repaid to note holders	-	-
Repaid to related party/others	-	-
Net cash provided by financing activities	295,000	395,000

Net increase (decrease) in cash	1,894	(98,189)

Cash and restricted cash - beginning of period	106,128	190,405

Cash and restricted cash - end of period	$108,022	$92,216

Supplemental cash flow information:
Cash paid for:
Interest paid	$175,650	$188,515
Non-cash investing and financing activities:
Loss on extinguishment of debt	$-	$88,258
Common shares issued upon conversion of debt	$70,198	$557,176

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation; Pet2DAO, Inc (“Pet2DAO”) and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

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

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for the EPL on April 15, 2025 with the SEC and the SEC has made the post-effective amendment effective on April 21, 2025. The Company filed a prospectus under rule 424b3 with the SEC on April 29, 2025. For more information on the EPL, refer to Note 10 of the Notes to the Consolidated Financial Statements.

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

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $250,000, which Note is convertible into shares of the Company’s Common Stock. As of June 30, 2025, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the six months ended June 30, 2025, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $70,000 for 1,002,832 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till December 2025. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $530,000 for approximately 7.6 million shares of the Company’s Common Stock. As of June 30, 2025, this note is fully converted.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which the Company has non-controlling interests. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $38.1 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $19.1 million at June 30, 2025, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the six months ended June 30, 2025 of approximately $0.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained short terms loans of approximately $0.3 million from Autotelic Inc., a related party, during the six months ended June 30, 2025. In addition, the Company obtained a short term loan of $10 thousand from Amit Shah, it’s CFO during the six months ended June 30, 2025.

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

Cash

As of June 30, 2025, and December 31, 2024 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively. Restricted cash consists of certificates of deposits held at banks as collateral.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2025 and December 31, 2024.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of June 30, 2025 and December 31, 2024:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
June 30, 2025
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of June 30, 2025 and December 31, 2024.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), which consisted of conversion feature derivatives at June 30, 2025 and December 31, 2024, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2025 and December 31, 2024:

	June 30, 2025 Conversion Feature	December 31, 2024 Conversion Feature
Balance at January 1, 2025 and 2024	$703,616	$423,214
Change in fair value	(424,830)	280,402
Balance at June 30, 2025 and December 31, 2024	$278,786	$703,616

As of June 30, 2025, and December 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025 Key Assumptions for fair value of conversions	December 31, 2024 Key Assumptions for fair value of conversions
Risk free interest	3.96%	3.98%-5.09%
Market price of share	$0.04	$0.02 – 0.04
Life of instrument in years	0.01	0.01
Volatility	139.5%	138.38%-226.9%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2025 and 2024, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the six months ended June 30, 2025 or 2024, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended June 30, 2025, approximately 44.5 million shares of Common Stock equivalents on account of convertible debt were included in the calculation of diluted net income per share. For the six months ended June 30, 2025, no equivalent shares of the Common Stock were included as the Company had incurred losses during those periods and addition of such stock equivalents in the computation would have been anti-dilutive.

For the three and six months ended June 30, 2024, no equivalent shares of the Common Stock were included as the company has a loss and addition of such stock equivalents in the computation would have been anti-dilutive.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2025 and 2024, respectively, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the six months ended June 30, 2025 and year ended December 31, 2024, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and six months ended June 30, 2025, no impairment was recognized towards goodwill. For the year ended December 31, 2024, we recorded an impairment loss of approximately $3.2 million, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At June 30, 2025 and December 31, 2024, the Company identified EdgePoint to be the Company’s sole VIE. At June 30, 2025 and December 31, 2024, the Company’s ownership percentage of EdgePoint was approximately 29% each, respectively. The VIE’s net assets were less than $0.1 million at June 30, 2025 and December 31, 2024, respectively.

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

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2024, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2024. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $3.2 million during the year ended December 31, 2024. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of June 30, 2025, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the six months ended June 30, 2025.

A summary of our goodwill as of June 30, 2025 and December 31, 2024 is shown below:

	June 30, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$2,788,230	$5,988,230
Less: Goodwill impairment due to market capitalization	-	(3,200,000)
Balance at June 30, 2025 and December 31, 2024	$2,788,230	$2,788,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization in any interim periods, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of June 30, 2025 and December 31, 2024, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30, 2025	December 31,2024

Accounts payable	$1,708,219	$1,691,725
Accrued expense	779,015	745,442
	$2,487,234	$2,437,167

	June 30, 2025	December 31, 2024

Accounts payable – related party	$347,084	$346,057

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2025 and December 31, 2024, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	June 30, 2025	December 31, 2024
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	136,458	133,958
5% Convertible note payable – Related Party	319,983	313,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	319,503	313,253
5% Convertible note payable – CEO & CFO – Related Parties	104,709	102,659
5% Convertible note payable – Bridge Investors	214,522	210,322
	1,095,175	1,073,925
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	298,802	292,552
5% Convertible note – Bridge investors	446,413	437,075
5% Convertible note – CFO – Related Party	89,646	87,770
	834,861	817,397
March 2022 Notes
16% Convertible Notes – Accredited Investors	180,624	233,687

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,884,877	4,840,247

May and June 2022 Note
16% Convertible Notes – Accredited Investors	1,036,683	993,130

JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,275,538	2,183,638
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,400,538	2,308,638
Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	86,050	76,050
Short term debt – Autotelic Inc. – Related Party	2,370,000	2,085,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,716,050	2,421,050
Total of short term convertible debentures & notes and other debt	$13,548,808	13,088,074

Convertible Debentures

As of June 30, 2025, the Company had a derivative liability of approximately $279,000 and recorded a change in fair value of approximately $425,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financing

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s then Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into convertible debt under the Fall 2019 Notes during the third quarter of 2019. The Company also issued the Fall 2019 Notes of $168,000 to two accredited investors during the third quarter of 2019.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

There was no activity during the six months ended June 30, 2025 and 2024. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of June 30, 2025, and December 31, 2024.

Further, the Company recorded interest expense of $10,625 and $21,250 on these Fall 2019 Notes for the three and six months ended June 30, 2025, and 2024, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of June 30, 2025 and December 31, 2024, was approximately $1,095,200 and $1,073,900, respectively.

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

Between June 2020 and January 2022, the Company entered into four Unsecured Convertible Note Purchase Agreements with Forever Prosperity, for a total amount of $4.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of June 30, 2025, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.9 million and $4.8 million, as of June 30, 2025, and December 31, 2024, respectively.

During the three and six months ended June 30, 2025, and 2024, the Company incurred approximately $22,000 and $44,600 of interest expense, respectively, on all the 4 notes. For a more detailed discussion on the Forever Prosperity Notes, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

As of June 30, 2025, and December 31, 2024, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	June 30, 2025	December 31, 2024
Autotelic Related party convertible note, 5% coupon December 2024	$298,802	$292,552
Accredited investors convertible note, 5% coupon December 2024	446,413	437,075
CFO Related party convertible note, 5% coupon December 2024	89,646	87,770
	$834,861	$817,397

During the three and six months ended June 30, 2025 and 2024, the Company recognized approximately $8,700 and approximately $17,500 of interest expense on the August 2021 Investors notes, of which approximately $4,000 and approximately $8,100 are attributable to related parties, respectively.

At June 30, 2025 and December 31, 2024, accrued interests on these convertible notes totaled approximately $136,000 and $119,000, respectively.

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

As of June 30, 2025, and December 31, 2024, the Fourth Man convertible note, net of debt discount, consist of the following amounts:

	June 30, 2025	December 31, 2024

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$180,624	$233,687
Unamortized debt discount	-	-
Convertible notes, net	$180,624	233,687

During the six months ended June 30, 2025, the Company converted approximately $32,000 in principal and approximately $37,000 in accrued interest and legal fees into 1,002,832 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, The Company has recorded an estimated default penalty of approximately $70,000.

The Company recognized approximately $8,200 and $15,400 of interest during the three and six months ended June 30, 2025. Similarly, the Company recognized approximately $8,400 and $17,000 of interest during the three and six months ended June 30, 2024.

As such, as of June 30, 2025, all of the November- December 2021 notes and any accrued interest, are fully converted.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes.

As of June 30, 2025, and December 31, 2024, the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	June 30, 2025	December 31, 2024
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$1,036,683	$993,130
Convertible notes, net	$1,036,683	$993,130

Accrued interest was approximately $432,000 and $388,000 as of June 30, 2025 and December 31, 2024, which is the guaranteed twelve-month coupon and earned in full at issuance date. The May 2022 Mast Note was extended through May 27, 2025 at a cost of approximately $82 thousand, and which is included in the amount outstanding and payable to Mast as of June 30, 2025. Mast Hill extended the May 2022 Mast Note to December 31, 2025 in August 2025.

The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, and December 31, 2024, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	June 30, 2025	December 31, 2024
Blue Lake Convertible note, 16% coupon June 2023, inclusive of accrued interest and penalty	$-	$-
Convertible notes, net	$-	$-

The Company recognized $0 and $0 and approximately $8,500 and $35,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2025 and 2024, respectively.

Other short-term advances

As of June 30, 2025 compared to December 31, 2024, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	June 30, 2024	December 31, 2024
Short term advance from CFO – Related Party	$86,050	$76,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,370,000	2,085,000
	$2,716,050	$2,421,050

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. During the six months ended June 30, 2025 Autotelic Inc. provided additional short-term funding of $285,000 to the Company. As such, approximately $2.4 million was outstanding and payable to Autotelic at June 30, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the six months ended June 30, 2025, the CFO provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at June 30, 2025. In December 2023, the Company received $50,000 from the Company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at June 30, 2025. As of June 30, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of June 30, 2025, the JV had approximately $24.0 million in assets, recorded approximately $1.3 million in liabilities and incurred approximately $7.1 million and $4.9 million in operational expenses for the six months ended June 30 2025 and 2024, respectively. Previously, GMP’s fiscal year commenced on April 1 and ended on March 31. Effective December 31, 2024, GMP has changed its fiscal year to a calendar year.

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

In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. During the year ended December 31, 2023, and based on the results of the valuation study and the 45% ownership of the Company in GMP Bio, the Company had reported a change in fair value of the Company’s investment in the JV of approximately $13,000 for the year December 31, 2023. As of June 30, 2025, as the operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV and determined that no change in the fair value is required until a triggering event has occurred, similar to, but not limited to, any fund raising event, entering into an IPO or any other major event enabling the Company to reassess the fair value of its investment in the JV.

A summary of the change in fair value of our investment in GMP Bio, as of June 30, 2025 and December 31, 2024 is shown below:

	June 30, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$22,653,225	$22,653,225
Add: change in fair value of investment in GMP Bio	-	-

Balance at June 30, 2025 and December 31, 2024	$22,653,225	$22,653,225

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

As of June 30, 2025 and December 31, 2024, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	June 30, 2025	December 31, 2024
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$2,400,538	$2,308,638
Total PPM-2 Darbie Financing, net of discounts	$2,400,538	$2,308,638

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

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction related to T4 resulted in a loss from debt extinguishment of approximately $88,000, which is presented in other expense in the consolidated statements of operations for the six months ended June 30, 2025. The estimated volume weighted grant date fair value of approximately $0.026 per share associated with the warrants to purchase up to 3,390,000 shares of common stock issued in this offering, or a total of approximately $88,000 was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rate	4.29%
Dividend	0.00%

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $39,000 and $78,000 for the three and six months ended June 30, 2025. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $38,000 and $77,000 for the three and six months ended June 30, 2024. The amortization expense has been included in interest expense in the statements of operations of the respective periods.

During the six months ended June 30, 2025 and 2024, the Company incurred approximately $176,000 of interest expense related to the convertible notes.

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

Expenses related to the MSA were approximately $500 and $1,000 and for the three and six months ended June 30, 2025.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2024 Annual Report on Form 10-K filed with SEC on April 15, 2025.

Note Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000. During the year ended December 31, 2023, Dr Trieu provided short term loan of $50 thousand to the Company. The balance due and payable to Dr. Trieu, as of June 30, 2025 and 2024, respectively, was $50,000.

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the six months ended June 30, 2025 Autotelic Inc. provided additional short-term funding of $285,000 to the Company. As such, approximately $2.4 million was outstanding and payable to Autotelic at June 30, 2025.

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

No expense was recorded during the three or six months ended June 30, 2025 and 2024, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the six months ended June 30, 2025 and 2024 related to this Agreement. Effective April 1, 2022, Dr Maida’s compensation is being borne by the JVA with GMP Bio.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the three or six month periods ended June 30, 2025 or 2024.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024. The Company also filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 12, 2024, and the Form S-1 was declared effective on April 21, 2025. The Company filed the prospectus under rule 424b3 with the SEC on April 29, 2025.

During the six months ended June 30, 2025 and 2024, the Company did not sell any shares of Common Stock under the EPL.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the six months ended June 30, 2025

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

As of June 30, 2025, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the six months ended June 30, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	24,177,761	$0.21
Expired or cancelled	(375,000)	-
Outstanding at June 30, 2025	23,802,761	0.15
Options exercisable at June 30, 2025	13,610,261	0.18

		Weighted
		Average
For the six months ended June 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at June 30, 2024	24,177,761	0.21
Options exercisable at June 30, 2024	13,985,261	0.10

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2025:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	6.71	$0.12	6,057,500
0.16 to $0.21	5,502,761	6.02	0.16	5,502,761
0.22 to $0.37	1,550,000	2.46	0.28	1,550,000
0.38 to $0.72	500,000	0.72	0.73	500,000
	23,802,761	6.15	$0.15	13,610,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of June 30, 2025, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2023 are considered vested. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The Company amortized $0 stock compensation expense during the six months ended June 30, 2025 and 2024 on the 2021 and 2022 grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2025 and 2024 are summarized as follows:

		Average
For the six months ended June 30, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued during the six months ended June 30, 2025	-	-
Exercised / cancelled during the six months ended June 30, 2025	-	-
Outstanding at June 30, 2025	31,890,289	$0.13

		Average
For the six months ended June 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the six months ended June 30, 2024	3,390,000	0.12
Exercised / cancelled during the six months ended June 30, 2024	(33,000,066)	015
Outstanding at June 30, 2024	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at June 30, 2025:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	1.4	0.13	961,539
0.20	4,373,750	1.75-1.98	0.20	4,373,750
0.12	26,555,000	0.02-0.58	0.12	26,555,000

	31,890,289	0.49	$0.13	31,890,289

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

Other claims

From time to time, the Company may become involved in certain claims arising in the ordinary course of business. One of the Company’s ex-employees has made a breach of employment contract claim against the Company. The Company and its legal counsel are evaluating the validity of the claim, as the Company believes that such claim has limited merits and is hopeful to attain a positive outcome for such claim. Since the Company and its legal counsel are still evaluating the claim, we are unable to quantify the amount such claim would be settled at, if at all settled. Further, the Company has filed a counter claim on the ex-employee for breach of terms of his employment. Both matters are pending evaluation before the Honorable Court.

NOTE 14 – SUBSEQUENT EVENTS

Securities Purchase Agreement and Secured Note with Mast Hill

On July 31, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Mast Hill Purchase Agreement”), with Mast, and the Company issued a convertible promissory note in the aggregate gross principal amount of $560,000 (the “2025 Mast Hill Note”). The 2025 Mast Hill Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). The 2025 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of (a) the one-year anniversary of the date of the 2025 Mast Hill Purchase Agreement, or (b) the acceleration of the maturity of the 2025 Mast Hill Note by Mast Hill upon occurrence of an Event of Default (as defined below) or (c) on prepayment in full. The 2025 Mast Hill Note contains a voluntary conversion mechanism whereby Mast may convert the outstanding principal and accrued interest under the terms of the 2025 Mast Hill Note into shares of Common Stock at a fixed price of $0.07 per share, subject to adjustments upon the occurrence of certain corporate events. The 2025 Mast Hill Note, and a prior note of $605,000 issued to Mast in May 2022, are both secured against the assets of the Company, including all the assets owned by the Company’s direct or indirect subsidiaries, but other than and excluding the equity interests and the assets of the Company licensed or assigned within our joint venture agreement with Dragon Overseas Capital Limited, namely GMP Biotechnology and its subsidiaries. These assets include OT-101, CA4P, Oxi4503, AI and AI CDMO technologies and the nanoparticle platform. The Company also issued 2,000,000 warrants to purchase shares (the “Note Warrants”) of Common Stock of the Company at an exercise price of $0.15. Prepayment of the 2025 Mast Hill Note may be made at any time upon three trading days’ prior written notice to the respective holder, by payment of the then outstanding principal amount plus accrued and unpaid interest and reimbursement of such holder’s administrative fees. For more information on the 2025 Mast Hill Note, refer to our Current Report on Form 8-K filed with the SEC on August 6, 2025.

Mast Hill Equity Purchase Agreement

On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and a Registration Rights Agreement (the “Mast Registration Rights Agreement”) with Mast, pursuant to which the Company shall have the right, but not the obligation, to direct Mast, to purchase up to $25 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit put notices (as defined in the Agreement) to Mast (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 20% of the Average Daily Trading Value (as defined in the Agreement). In exchange for Mast entering into the Mast EPA, the Company agreed, among other things, (1) to issue warrants to purchase 3,350,000 share of Common Stock and (2) to file a registration statement registering the Common Stock issued or issuable to Mast Hill under the Mast EPA for resale with the SEC within 60 calendar days of the Agreement, as more specifically set forth in the Mast Registration Rights Agreement. For more information on the Mast EPA, refer to our Current Report on Form 8-K filed with the SEC on August 6, 2025.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

On August 6, 2025, Oncotelic Therapeutics, Inc. (the “Company” or “Our”) entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licences. Such services shall be provided by Jefferson and Valor for a period of 18 months from the signing of the ICA, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and issued 20,320,930 forfeitable restricted stock awards (“RSAs”) of shares of common stock of the Company, par value $0.01 (“Common Stock”) and Valor has agreed to be compensated with 4,064,586 shares of Common Stock. While the Common Stock underlying the Jefferson RSAs will be issued as of the date of the Jefferson ICA, Jefferson will earn the RSAs and Common Stock only when certain corporate milestones are achieved. The corporate milestones (“Milestones”), when Jefferson will earn the RSAs and Common Stock, are when the Company’s market capitalization exceeds $100 million on any single trading day’s close, the cumulative increase of at least $10 million in shareholder equity from the start of engagement and the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American), with at least one full day of trading. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	our ability to successfully operate GMP Biotechnology Limited (“GMP Bio”), our joint venture with Dragon Overseas Limited (“Dragon”), to develop our product portfolio, or to have a successful IPO for GMP Bio as planned;

●	GMP Bio anticipates its current fair valuation to be significantly in excess of $1 billion, however, the Company cannot predict or estimate what the fair value may be;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

Joint Venture

In March 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”). For more information on the JV, JVA, and Agreements, 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

In 2022, the Company elected to use the fair value option method to account for its equity investment in GMP Bio. Under the fair value option, the Company periodically conducts a fair value assessment and records a change in value when circumstances warrant, such as in connection with a third-party financing event, or other significant event that suggests reassessing the value of investment in GMP Bio is warranted. As of June 30, 2025, the Company assessed the fair value of its investment in GMP Bio and determined that no change in the fair value was required at that time. However, as previously announced, GMP Bio is progressing with its strategic and operational plans, which include efforts to secure third-party financing and a possible initial public offering in Hong Kong during 2026. Based on current information from GMP Bio, the potential valuation for GMP Bio in any third-party financing or initial public offering could be significantly in excess of $1 billion. If a financing or other transaction is completed at such a valuation, the Company will reassess and report the increase in fair value of its investment in GMP Bio at that time. However, there are no contractual arrangements currently in place for any such third-party financing or initial public offering, and the Company cannot guarantee: that GMP Bio will be able to successfully execute its strategic and operating plan or complete any such financing or initial public offering, the valuation for GMP Bio in any such transaction, or that the Company will be able to record a fair value increase of its equity ownership in GMP Bio.

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

May 2022 Note

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes. In August 2025, the May 2022 Note was extended till December 31, 2025.

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

Securities Purchase Agreement and Secured Note with Mast Hill

On July 31, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Mast Hill Purchase Agreement”), with Mast, and the Company issued a convertible promissory note in the aggregate gross principal amount of $560,000 (the “2025 Mast Hill Note”). The 2025 Mast Hill Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). The 2025 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of (a) the one-year anniversary of the date of the 2025 Mast Hill Purchase Agreement, or (b) the acceleration of the maturity of the 2025 Mast Hill Note by Mast Hill upon occurrence of an Event of Default (as defined below) or (c) on prepayment in full. The 2025 Mast Hill Note contains a voluntary conversion mechanism whereby Mast may convert the outstanding principal and accrued interest under the terms of the 2025 Mast Hill Note into shares of Common Stock at a fixed price of $0.07 per share, subject to adjustments upon the occurrence of certain corporate events. The 2025 Mast Hill Note, and a prior note of $605,000 issued to Mast in May 2022, are both secured against the assets of the Company, including all the assets owned by the Company’s direct or indirect subsidiaries, but other than and excluding the equity interests and the assets of the Company licensed or assigned within our joint venture agreement with Dragon Overseas Capital Limited, namely GMP Biotechnology and its subsidiaries. These assets include OT-101, CA4P, Oxi4503, AI and AI CDMO technologies and the nanoparticle platform. The Company also issued 2,000,000 warrants to purchase shares (the “Note Warrants”) of Common Stock of the Company at an exercise price of $0.15. Prepayment of the 2025 Mast Hill Note may be made at any time upon three trading days’ prior written notice to the respective holder, by payment of the then outstanding principal amount plus accrued and unpaid interest and reimbursement of such holder’s administrative fees. For more information on the 2025 Mast Hill Note , refer to our Current Report on Form 8-K filed with the SEC on August 6, 2025.

Mast Hill Equity Purchase Agreement

On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and a Registration Rights Agreement (the “Mast Registration Rights Agreement”) with Mast, pursuant to which the Company shall have the right, but not the obligation, to direct Mast, to purchase up to $25 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit put notices (as defined in the Agreement) to Mast (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 20% of the Average Daily Trading Value (as defined in the Agreement). In exchange for Mast entering into the Mast EPA, the Company agreed, among other things, (1) to issue warrants to purchase 3,350,000 share of Common Stock and (2) to file a registration statement registering the Common Stock issued or issuable to Mast Hill under the Mast EPA for resale with the SEC within 60 calendar days of the Agreement, as more specifically set forth in the Mast Registration Rights Agreement. For more information on the Mast EPA, refer to our Current Report on Form 8-K filed with the SEC on August 6, 2025.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

On August 6, 2025, Oncotelic Therapeutics, Inc. (the “Company” or “Our”) entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licences. Such services shall be provided by Jefferson and Valor for a period of 18 months from the signing of the ICA, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and issued 20,320,930 forfeitable restricted stock awards (“RSAs”) of shares of common stock of the Company, par value $0.01 (“Common Stock”) and Valor has agreed to be compensated with 4,064,586 shares of Common Stock. While the Common Stock underlying the Jefferson RSAs will be issued as of the date of the Jefferson ICA, Jefferson will earn the RSAs and Common Stock only when certain corporate milestones are achieved. The corporate milestones (“Milestones”), when Jefferson will earn the RSAs and Common Stock, are when the Company’s market capitalization exceeds $100 million on any single trading day’s close, the cumulative increase of at least $10 million in shareholder equity from the start of engagement and the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American), with at least one full day of trading. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025.

Short-term loans

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

In December 2023, the Company received $50,000 from the company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at March 31, 2025.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment for EPL on April 15, 2025 with the SEC and the SEC has made the post-effective amendment effective on April 21, 2025. The Company filed a prospectus under rule 424b3 with the SEC on April 29, 2025. For more information on the EPL, refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. Mosaic and the Company further agreed to extend the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. Both parties are in discussions to extend the date to the end of 2025 to allow for both Companies to complete due diligence as well as agree and finalize the definitive agreements.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended June 30, 2025 to the three Months Ended June, 2024

A comparison of the Company’s operating results for the three months ended June 30, 2025 and 2024, respectively, is as follows.

	June 30, 2025	June 30, 2024	Variance
Operating expense:
Research and development	297	252	45
General and administrative	65,672	96,330	(30,658)
Goodwill impairment	-	-	-
Total operating expense	65,969	96,582	(30,613)
Loss from operations	(65,969)	(96,582)	30,613
Reimbursement for expenses – related party	-	10,398	(10,398)
Interest expense, net	(207,780)	(215,619)	7,839
Change in the value of derivatives on debt	484,198	23,630	460,568
Miscellaneous income	-	-	-
Net income (loss) before controlling interests	$210,449	$(278,173)	$488,622

Net Income (Loss)

We recorded a net income of approximately $0.2 million for the three months ended June 30, 2025, as compared to net loss of approximately $0.3 million for the three months ended June 30, 2024. The primary difference in net income, of approximately $0.5 million, between the three months ended June 30, 2025 as compared to the same period of 2024 was primarily due to lower operating expenses of approximately $30 thousand, lower interest of approximately $8 thousand and change in value of derivatives on debt of approximately $0.5 million, for the three months ended June 30, 2024.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2025 compared to the same period in 2024 was almost the same. The lower R&D cost was primarily related to lower operational costs, as these costs are now being borne by our JV since April 2022.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses reduced by approximately $30 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to decrease in legal and professional expenses and other expenses.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Reimbursement of expenses

The Company was reimbursed approximately $10 thousand, by Autotelic Inc. a related party, during the three months ended June 30, 2024 on behalf of our JV. No similar expenses were reimbursed during the three months ended June 30, 2025.

Interest Expense, Net

We recorded interest expense including amortization of debt costs, of approximately $0.2 million for the three months ended June 30, 2025, in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.2 million for the same period of 2024. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended June, 2025, we recorded a net gain of approximately $0.5 million due to change in value of the derivative on the notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $24 thousand gain during the same period in 2024 due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors.

Comparison of the Results of Operations for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

A comparison of the Company’s operating results for the six months ended June 30, 2025 and 2024, respectively, is as follows.

	June 30, 2025	June 30, 2024	Variance
Operating expense:
Research and development	594	732	(138)
General and administrative	166,472	263,071	(96,596)
Goodwill impairment	-	-	-
Total operating expense	167,066	263,803	(96,734)
Loss from operations	(167,066)	(263,803)	96,734
Reimbursement for expenses – related party	-	22,937	(22,937)
Interest expense, net	(411,579)	(450,330)	38,751
Change in the value of derivatives on debt	424,830	26,106	398,724
Loss on conversion of debt	-	(88,258)	88,258
Net income (loss) before controlling interests	$(153,815)	$(753,348)	$599,530

Net Income (Loss

We recorded a net loss of approximately $0.2 million for the six months ended June 30, 2025 as compared to a net loss of approximately $0.8 million for the six months ended June 30, 2024. The lower net loss, of approximately $0.6 million, for the six months ended June, 2025 as compared to the same period of 2024, was primarily due to lower operating expense of approximately $0.1 million, lower interest cost of approximately $40 thousand, higher change in value of derivatives on debt of approximately $0.4 million, lower loss on conversion of debt of approximately $0. 1 million, offset by lower reimbursement of expenses by a related party of approximately $23 thousand, compared to the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses was almost the same for the six months ended June 30, 2025 compared to the same period in 2024. The lower R&D cost was primarily related to lower operational costs, as these costs are now being borne by our JV since April 2022.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower legal and professional and other operational costs.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.4 million for the six months ended June 30, 2025 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financing, as compared to $0.5 million for the six months ended June 30, 2024. Interest expense was lower for the six months ended June 30, 2025 as compared to the same period of 2024 due to some of the outstanding loans being retired. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

The Company was reimbursed approximately $20 thousand during the six months ended June 30, 2024, by Autotelic Inc. a related party, on behalf of our JV. No similar reimbursements were recorded during the six months ended June 30, 2025.

Change in Value of Derivatives

During the six months ended June 30, 2025, we recorded approximately $0.5 million gain in value of derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, we recorded a gain of approximately $26 thousand during the same period of 2024.

Loss on Conversion of Debt

During the six months ended June 30, 2024, we recorded a loss of $0.1 million on conversion of debt. related to the difference in fair value to the price at which the debt was converted. No similar expense was recorded during the six months ended June 30, 2025.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2025	December 31, 2024
Cash, including restricted cash of $20	$108	$106
Working capital	(19,149)	(19,065)
Stockholders’ Equity	8,300	8,252

The Company has experienced net losses every year since inception and as of June 30, 2025 had an accumulated deficit of approximately $38 million. As of June 30, 2025, the Company had approximately $0.1 million in cash, and current liabilities of approximately $19.3 million. Of the approximately $19.3 million in current liabilities, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.7 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($ in ‘000’s)

	Six month ended June 30,
	2025	2024
Net cash used in operating activities	$(293)	$(493)
Net cash provided by financing activities	295	395
Increase (decrease) in cash	$2	$(98)

Operating Activities

Net cash used in operating activities was approximately $0.30 million for the six months ended June 30, 2025. This was due to the net loss of approximately $0.2 million, approximately $0.4 million gain in fair value of derivative, and primarily offset by approximately $0.1 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.2 million.

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

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $0.3 million, primarily due to a receipt of a short term loan from a related party.

For the six months ended June 30, 2024, net cash provided by financing activities was approximately $0.4 million, primarily due to a receipt of a short term loan from a related party.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2025 was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for, evaluate and recruit qualified independent outside directors;
●	Once independent directors are on Board, to augment or replace the non-independent directors to the Audit Committee and other committees;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. We have made some progress in our planned remediation efforts, and we expect the Company to complete its planned execution of internal controls over financial reporting depending on the availability of resources.

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

On July 31, 2025, the Company issued 2,250,000 restricted shares of Common Stock to Mast Hill in connection with the issuance of a new note for $560,000.

On August 6, 2025, the Company issued 20,322,930 restricted shares of Common Stock to Jefferson and 4,064,586 restricted shares of Common Stock in connection with independent contractor agreements,, to provide certain advisory and consulting services. Such shares will be earned upon certain corporate milestones being achieved. For more information on the issuance of the restricted shares of Common Stock, refer to this Quarterly Report under Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements.

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

The following exhibits are included as part of this Quarterly Report and is not a complete list of all relevant and material agreements. A more complete list of previously filed Exhibits can be found with our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	8-K	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1

10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.11	Amended and Restated By-Laws	8-K	05/19/2023	3.2

10.12	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.13	Form of warrant	8-K	07/13/2023	10.3

10.14	Form of note	8-K	07/13/2023	10.4

10.15	Form of Subscription Agreement	8-K	02/02/2024	10.1

10.16	Securities Purchase Agreement – Mast Hill	8-K	08/06/2025	10.1

10.17	Senior Secured Promissory Note – Mast Hill	8-K	08/06/2025	10.2

10.18	Registration Rights Agreement – Mast Hill	8-K	08/06/2025	10.3

10.19	Equity Purchase Agreement – Mast Hill	8-K	08/06/2025	10.4

10.20	Registration Rights Agreement – EPA – Mast Hill	8-K	08/06/2025	10.5

10.21	Independent Contractor Agreement – Jefferson	8-K	08/12/2025	10.1

10.22	Independent Contractor Agreement – Valor	8-K	08/12/2025	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the Three and Six months ended June 20, 2024 and June 30, 2023				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2025

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 13, 2025

