Form 10-Q
period 2025-09-30
Oncotelic Therapeutics, Inc.
filed 2025-11-17
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 13, 2025, there were 440,778,404 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$409,000	$86,128
Restricted cash	20,000	$20,000
Accounts receivable	3,976	18,976
Prepaid & other current assets	1,179,972	9,107

Total current assets	1,612,948	134,211

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	2,788,230
Investment in GMP Bio at fair value	22,653,225	22,653,225
Total assets	$28,156,163	$26,677,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,565,877	$2,437,167
Accounts payable - related party	347,598	346,057
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	670,844	703,616
Convertible and short-term debt, net of costs	10,328,100	9,790,866
Convertible debt and short-term debt - related party, net of costs	3,542,244	3,297,208

Total current liabilities	20,079,663	19,199,914

Total liabilities	20,079,663	19,199,914

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value; 750,000,000 shares authorized; 439,446,318 and 407,289,618 issued and outstanding, respectively (Note 11)	4,394,463	4,072,899
Additional paid-in capital	43,765,008	42,219,400
Accumulated deficit	(39,108,893)	(38,040,668)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	9,050,578	8,251,631
Non-controlling interests	(974,078)	(774,119)

Total stockholders’ equity	8,076,500	7,477,512
Total liabilities and stockholders’ equity	$28,156,163	$26,677,426

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND NINE MONTHS ended SEPTEMBER 30, 2025 and 2024

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Service Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating expenses:
Research and development	$426	$480	$1,020	$1,212
General and administrative	490,547	80,277	657,019	343,347
Goodwill impairment (Note 2 and 3)	-	3,200,000	-	3,200,000
Total operating expenses	490,973	3,280,757	658,039	3,544,559

Loss from operations	(490,973)	(3,280,757)	(658,039)	(3,544,559)
Other income (expense):
Interest expense, net	(231,338)	(205,616)	(642,917)	(655,946)
Reimbursement for expenses - related party	-	-	-	22,937
Change in fair value of derivative on debt	(392,058)	114,722	32,772	140,828
Loss on debt conversion	-	-	-	(88,258)
Total other expense	(623,396)	(90,894)	(610,145)	(580,439)
Net loss before non-controlling interests	(1,114,369)	(3,371,651)	(1,268,184)	(4,124,998)
Net loss attributable to non-controlling interests	(67,004)	(67,165)	(199,959)	(202,000)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(1,047,365)	$(3,304,486)	$(1,068,225)	$(3,922,998)

Basic net loss per share attributable to common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Basic weighted average common stock outstanding	426,435,213	407,289,888	414,315,703	403,428,494

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2025	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512
Common shares issued upon partial conversion of debt	-	-	1,002,832	10,028	60,170	-	-	70,198
Net loss	-	-				(298,716)	(65,548)	(364,264)
Balance at March 31, 2025	-	-	408,292,720	$4,082,927	$42,279,570	(38,339,384)	(839,667)	7,183,446

Net Income (Loss)	-	-	-	-	-	277,856	(67,407)	210,449
Balance at June 30, 2025	-	-	408,292,720	4,082,927	42,279,570	(38,061,528)	(907,074)	7,393,895

Common shares issued upon partial conversion of debt	-	-	4,516,082	45,161	270,965	-	-	316,126
Shares and warrants issued in connection with debt, equity purchase agreement and services	-	-	26,637,516	266,375	1,214,473	-	-	1,480,848
Net Loss	-	-	-	-	-	(1,047,365)	(67,004)	(1,114,369)

Balance at September 30, 2025	-	$-	439,446,318	$4,394,463	$43,765,008	$(39,108,893)	$(974,078)	$8,076,500

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
ASU 2020-06 adoption								-
Common shares issued upon partial conversion of debt	-	-	500,000	5,000	108,029	-	-	113,029
Net Loss						(408,676)	(66,499)	(475,175)
Balance at March 31, 2024	-	-	399,684,128.00	3,996,839.00	41,763,055.00	(33,925,412.00)	(585,091.00)	11,249,391

Common shares issued upon partial conversion of debt	-	-	7,605,760	76,060	456,345	-	-	532,405
Net loss	-	-	-	-	-	(209,837)	(68,336)	(278,173)
Balance at June 30, 2024	-	-	407,289,888	4,072,899	42,219,400	(34,135,249)	(653,427)	11,503,623

Net loss	-	-	-	-	-	(3,304,486)	(67,165)	(3,371,651)
Balance at September 30, 2024	-	$-	407,289,888	$4,072,899	$42,219,400	$(37,439,735)	$(720,592)	$8,131,972

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,268,184)	$(4,124,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	-	3,200,000
Amortization of debt discount and deferred finance costs	135,573	117,132
Stock based compensation	183,742	-
Change in fair value of derivative	(32,772)	(140,828)
Loss on debt conversion	-	88,258
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,407	11,320
Accounts payable and accrued expenses	360,565	211,285
Accounts payable to related party	1,541	1,444
Net cash used in operating activities	(600,128)	(636,387)

Cash flows from financing activities:
Proceeds from convertible debt	478,000	615,000
Proceeds from short term loans, others	445,000	-
Net cash provided by financing activities	923,000	615,000

Net increase (decrease) in cash	322,872	(21,387)

Cash and restricted cash - beginning of period	106,128	190,405

Cash and restricted cash - end of period	$429,000	$169,018

Supplemental cash flow information:
Cash paid for:
Interest paid	$285,260	$281,260
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common shares issued upon partial conversion of debt	$386,324	$645,434
Common shares and warrants issued in connection with debt, equity purchase agreement and services	$1,480,848	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$(209,323)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic” or the “Company”) was originally incorporated in the State of New York in 1988 as OXiGENE, Inc. The Company reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. (“Mateon”) in 2016, and subsequently changed its name to Oncotelic Therapeutics, Inc. in November 2020. The Company conducts business through Oncotelic and its wholly owned subsidiaries, including Oncotelic, Inc., PointR Data, Inc. (“PointR”), Pet2DAO, Inc. (“Pet2DAO”), and EdgePoint AI, Inc. (“EdgePoint”), a consolidated subsidiary with non-controlling interests. (Collectively, “Oncotelic,” “we,” “our,” or “the Company”). Further detail on prior mergers and corporate history is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

The Company is principally focused on the development of immuno-oncology therapeutics, including OT-101, a transforming growth factor-beta (TGF-β) inhibitor being advanced for difficult-to-treat cancers and viral respiratory diseases. OT-101 is being developed through our joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of Golden Mountain Partners (“GMP”).

As of September 30, 2025, the Company owns 45% of GMP Bio. During the quarter, GMP Bio completed an independent third-party valuation by Frost & Sullivan (Hong Kong), which preliminarily estimated the potential value of the drug pipeline under development at approximately $1.7 billion. This valuation is non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. The valuation should not be interpreted as a current measure of fair value under U.S. GAAP.

Oncotelic is in the process of seeking a separate, ASC-compliant valuation performed under U.S. GAAP standards. The results of this valuation, or other events that indicate a change in the value of the Company’s holdings in GMP Bio will be incorporated into future reporting periods consistent with the Company’s fair value reporting under U.S. GAAP.

The JV is advancing OT-101 for high-grade gliomas, pancreatic cancer, and other oncology indications, as well as for epidemic and pandemic respiratory diseases. In addition, the JV is developing five additional therapeutic candidates, which—if successfully developed and approved—are anticipated to contribute meaningful long-term value to both the JV and the Company.

Separately from the JV, the Company plans to develop OT-101 for select animal-health indications and is evaluating the use of digital assets and blockchain-based technologies to support that platform. The Company has also acquired apomorphine for potential uses in Parkinson’s disease, erectile dysfunction, and female sexual dysfunction. The Company continues to evaluate advancement opportunities for OXi4503 (for acute myeloid leukemia and myelodysplastic syndromes) and CA4P (in combination with checkpoint inhibitors for metastatic melanoma).

The Company’s core scientific focus is the development of its proprietary self-immunization protocol (“SIP™”), designed to stimulate a patient’s immune system to recognize and target tumors without requiring tumor extraction or antigen identification. The SIP™ platform is supported by more than three decades of RNA-based research and is being applied initially to oncology, with potential expansion to Duchenne Muscular Dystrophy (“DMD”) and other diseases driven by TGF-β overexpression.

The JV continues preparing for planned Phase 2 and Phase 3 trials for OT-101 in high-grade glioma, pancreatic cancer, and other indications. The JV is also sponsoring investigator-initiated clinical studies in additional oncology applications. Under an agreement and supplemental agreement with GMP, the Company received approximately $1.2 million in service fees related to development activities for OT-101. Additional detail regarding these agreements is included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The Company remains committed to advancing its therapeutic pipeline, strengthening the clinical and commercial prospects of GMP Bio, and pursuing programs intended to address significant unmet medical needs in oncology and related therapeutic areas.

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

Equity Purchase Agreement -2021

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

March 2022 Notes

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $250,000, which Note is convertible into shares of the Company’s Common Stock. As of September 30, 2025, this note is in default and available for conversion into the Company’s Common Stock due to cross default provision contained in November / December 2021 Notes. During the nine months ended September 30, 2025, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $116,000 for 1,658,914 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till December 2025. During the nine months ended September 30, 2025, Mast Hill converted a portion of the May 2022 debt, including interest, and conversion fee, of approximately $270,000 for 3,860,000 shares of the Company’s Common Stock. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of approximately $340,000, which note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $530,000 for approximately 7.6 million shares of the Company’s Common Stock. As of September 30, 2025, this note is fully converted.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

July 2025 Note

In July 2025, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $560,000, which note is convertible into shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”). This note was utilized for corporate expenses.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Mast Hill Equity Purchase Agreement

In August, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and a Registration Rights Agreement (the “Mast Registration Rights Agreement”) with Mast, pursuant to which the Company shall have the right, but not the obligation, to direct Mast, to purchase up to $25 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock in multiple tranches. The Company plans to file a registration statement with the SEC at the earliest.

For more information on the Mast EPA, refer to Note 10 of the Notes to the Consolidated Financial Statements.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August, 2025, Oncotelic Therapeutics, Inc. (the “Company” or “Our”) entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. Such services shall be provided by Jefferson and Valor for a period of 18 months from the signing of the ICA, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and issued 20,320,930 forfeitable restricted stock awards (“RSAs”) of shares of Common Stock and Valor has agreed to be compensated with 4,064,586 shares of Common Stock. While the Common Stock underlying the Jefferson and Valor RSAs will be issued as of the date of the Jefferson and Valor ICAs, Jefferson will earn the RSAs and Common Stock only when certain corporate milestones are achieved. The corporate milestones (“Milestones”), when Jefferson will earn the RSAs and Common Stock, are when the Company’s market capitalization exceeds $100 million on any single trading day’s close, the cumulative increase of at least $10 million in shareholder equity from the start of engagement and the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American), with at least one full day of trading. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025.

Forever Prosperity (previously GMP) Note purchase agreements and unsecured notes

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling gross $4.5 million. Such notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP.

For more information on the GMP debt financing, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Joint Venture with GMP Bio

In March 2022, the Company formalized a JV, GMP Bio, with Dragon , both affiliates of GMP. Although no assurances can be given, GMP Bio currently intends to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the unaudited Notes to the Consolidated Financial Statements.

Pet2DAO

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO LLC (“Pet2DAO”), as a wholly owned subsidiary. For more information on Pet2DAO, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. In December 2024, the Company and Mosaic further extended the term of the term-sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. Currently, both parties are in discussions to extend the timeline to complete the due diligence and finalize the signing of definitive agreements to a date mutually acceptable to both.

Principles of Consolidation

The consolidated financial statements include the accounts of Oncotelic, its wholly owned subsidiaries, Oncotelic Inc. and PointR; and Edgepoint our non-controlled interest entity. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in GMB Bio is recorded and reported as a minority investment in equity securities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which the Company has non-controlling interests. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Our consolidated operations comprise a single operating segment and reporting unit.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $39.1 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $18.5 million at September 30, 2025, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the nine months ended September 30, 2025 of approximately $0.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to continue to incur significantly lower direct costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 have been, and will be, incurred by the JV, but the Company also recognizes the need to raise capital to remain viable as well as have the ability to develop its own products and achieve some of the plans to enhance shareholder value. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. The Company has supported its operations through a combination of debt and equity financing. See Note 3, 5 and 10 below). Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained short-term loans of approximately $0.45 million from Autotelic Inc., a related party, and net approximately $480,000 from Mast Hill under a secured note during the nine months ended September 30, 2025. In addition, the Company obtained a short-term loan of $10 thousand from Amit Shah, it’s CFO during the nine months ended September 30, 2025.

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

The Company believes the following critical accounting policies affect and require more significant judgments and estimates used in the preparation of the financial statements, including but not limited to, the valuation of goodwill and intangible assets for impairment, deferred tax asset and valuation allowance, and fair value of financial instruments.

Cash

As of September 30, 2025, and December 31, 2024 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024, respectively. Restricted cash consists of certificates of deposits held at banks as collateral.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2025 and December 31, 2024.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of September 30, 2025 and December 31, 2024:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
September 30, 2025
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio on a negotiated value, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of September 30, 2025 and December 31, 2024.

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), which consisted of conversion feature derivatives at September 30, 2025 and December 31, 2024, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2025 and December 31, 2024:

	September 30, 2025 Conversion Feature	December 31, 2024 Conversion Feature
Balance at January 1, 2025 and 2024	$703,616	$423,214
Change in fair value	(32,772)	280,402
Balance at June 30, 2025 and December 31, 2024	$670,844	$703,616

As of September 30, 2025, and December 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
	Key	Key
	Assumptions	Assumptions
	for fair value	for fair value
	of conversions	of conversions
Risk free interest	3.68% - 4.03%	3.98%-5.09%
Market price of share	$ 0.04 - 0.08	$ 0.02 – 0.04
Life of instrument in years	0.01	0.01
Volatility	136.4% - 139.5%	138.38%-226.9%
Dividend yield	0%	0%

A contingent consideration of $2,625,000 for shares of the Company, issuable to PointR shareholders recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the nine months ended September 30, 2025 or 2024, respectively.

If, and when, the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2025 and 2024, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three and nine months ended September 30, 2025 and 2024, no equivalent shares of the Common Stock were included as the Company has incurred a loss in each of the periods, and addition of such stock equivalents in the computation would have been anti-dilutive.

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

For shares issued in connection with provision of services, the Company estimates the cost of the shares at a price of the Company’s stock on the date of issuance and records that cost as a stock based compensation cost.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2025 and 2024, respectively, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the nine months ended September 30, 2025 and September 30, 2024, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and nine months ended September 30, 2025; and three months ended September 30, 2024, no impairment was recognized towards goodwill. For the nine months ended September 30, 2024, we recorded an impairment loss of approximately $3.2 million, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At September 30, 2025 and December 31, 2024, the Company identified EdgePoint to be the Company’s sole VIE. At September 30, 2025 and December 31, 2024, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than $0.1 million at September 30, 2025 and December 31, 2024, respectively.

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

Further, we added goodwill of approximately $16.2 million upon the completion of the Merger with PointR. Between the years 2022 and 2024, we recorded impairments of approximately $13.4 million, as we observed our market capitalization being negatively impacted as compared to the book value of our net assets.

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

We used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2024, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2024. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $3.2 million during the year ended December 31, 2024. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of September 30, 2025, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the nine months ended September 30, 2025.

A summary of our goodwill as of September 30, 2025 and December 31, 2024 is shown below:

	September 30, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$2,788,230	$5,988,230
Less: Goodwill impairment due to market capitalization	-	(3,200,000)
Balance at September 30, 2025 and December 31, 2024	$2,788,230	$2,788,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization in any interim periods, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of September 30, 2025 and December 31, 2024, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2025	December 31, 2024

Accounts payable	$1,692,263	$1,691,725
Accrued expense	873,611	745,442
	$2,565,874	$2,437,167

	September 30, 2025	December 31, 2024

Accounts payable – related party	$347,598	$346,057

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of September 30, 2025 and December 31, 2024, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	September 30, 2025	December 31, 2024
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	137,708	133,958
5% Convertible note payable – Related Party	323,108	313,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	322,628	313,253
5% Convertible note payable – CEO & CFO – Related Parties	105,734	102,659
5% Convertible note payable – Bridge Investors	216,622	210,322
	1,105,800	1,073,925
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	301,927	292,552
5% Convertible note – Bridge investors	451,082	437,075
5% Convertible note – CFO – Related Party	90,584	87,770
	843,593	817,397
March 2022 Notes
16% Convertible Notes – Accredited Investors	143,579	233,687

Debt for Clinical Trials – Forever Prosperity (Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,907,562	4,840,247

May and June 2022 Note
12% Convertible Notes – Accredited Investors	788,863	993,130

July 2025 Note
10% Convertible Note – Accredited Investor	400,302	-

JH Darbie PPM 2 Debt
16% Convertible Notes - Non-related parties	2,289,595	2,183,638
16% Convertible Notes – CEO – Related Party	125,000	125,000
	2,414,595	2,308,638
Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	86,050	76,050
Short term debt – Autotelic Inc. – Related Party	2,520,000	2,085,000
Short Term Debt from CEO – Related Party	50,000	50,000
	2,866,050	2,421,050
Total of short-term convertible debentures & notes and other debt	$13,870,344	13,088,074

Convertible Debentures

As of September 30, 2025, the Company had a derivative liability of approximately $670,844 and recorded a change in fair value of approximately $32,772 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor. As of December 31, 2024, the Company had a derivative liability of approximately $704,000 and recorded a change in fair value of approximately $280,000 during the year ended December 31, 2024, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

There was no activity during the nine months ended September 30, 2025 and 2024. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of September 30, 2025, and December 31, 2024.

Further, the Company recorded interest expense of approximately $10,600 and $32,000 on these Fall 2019 Notes for the three and nine months ended September 30, 2025 and September 30, 2024, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of September 30, 2025 and December 31, 2024, was approximately $1,106,000 and $1,073,900, respectively.

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

Between June 2020 and January 2022, the Company entered into four Unsecured Convertible Note Purchase Agreements with Forever Prosperity, for a total amount of $4.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of September 30, 2025, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.9 million and $4.8 million, as of September 30, 2025, and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025, and 2024, the Company incurred approximately $22,700 and $67,500 of interest expense, respectively, on all the 4 notes. For a more detailed discussion on the Forever Prosperity Notes, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into Common Stock of the Company for net proceeds of approximately $691,000. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Common Stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2025. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of September 30, 2025, and December 31, 2024, the August 2021 Notes, inclusive of accrued interest, consist of the following amounts:

	September 30, 2025	December 31, 2024
Autotelic Related party convertible note, 5% coupon December 2025	$301,927	$292,552
Accredited investors convertible note, 5% coupon December 2025	451,082	437,075
CFO Related party convertible note, 5% coupon December 2025	90,584	87,770
	$843,593	$817,397

During the three and nine months ended September 30, 2025 and 2024, the Company recognized approximately $8,700 and $26,200 of interest expense on the August 2021 Investors notes of which approximately $4,000 and $12,190 are attributable to related parties.

At September 30, 2025 and December 31, 2024, accrued interests on these convertible notes totaled approximately $145,000 and $119,000, respectively.

March 2022 Financing

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million (the “Fourth Man Note”), convertible into Common Stock of the Company. The Fouth Man Note carries a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. As of December 31, 2023, this note was in default and Fourth Man has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at an initial conversion price established at a fixed rate of $0.10, and subsequently corrected to $0.07 based on the terms of the Securities Purchase Agreement and Fourth Man Note. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total of 125,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.20 up to five years after issuance, as part of a finder’s fee agreement.

As of September 30, 2025, and December 31, 2024, the Fourth Man Note, including accrued interest and net of debt discount, consist of the following amounts:

	September 30, 2025	December 31, 2024

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$143,579	$233,687
Unamortized debt discount	-	-
Convertible notes, net	$143,579	233,687

During the nine months ended September 30, 2025, the Company converted approximately $62,000 in principal and approximately $54,100 in accrued interest and legal fees into 1,658,914 shares of Common Stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, The Company has recorded an estimated default penalty of approximately $70,000. As of the date of this Report, Fourth Man has cumulatively converted approximately $0.2 million of the Fourth Man Note into 1,658,914 shares of Common Stock, and as such, the remaining balance of the Fourth Man Note is approximately $45,000.

The Company recognized approximately $7,100 and $23,800 during the three and nine months ended September 30, 2025. Similarly, the Company had recognized approximately $8,400 and $25,500 of interest during the three and nine months ended September 30, 2024.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with Mast Hill Fund (“Mast”), whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of the Company’s Common Stock (“May 2022 Mast Note”). The May 2022 Mast Note carries a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.10, and subsequently corrected to $0.07 based on the terms of the Securities Purchase Agreement and May 2022 Mast Note. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes.

As of September 30, 2025, and December 31, 2024, the May 2022 Mast Note, net of debt discount, consist of the following amounts:

	September 30, 2025	December 31, 2024
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$788,863	$993,130
Convertible notes, net	$788,863	$993,130

During the nine months ended September 30, 2025, the Company converted approximately $268,400 in accrued interest and legal fees into 3,860,000 shares of common stock. The May 2022 Mast Note had been extended through May 27, 2025 at a cost of approximately $82,000, and which is included in the amount outstanding and payable to Mast as of September 30, 2025. Mast Hill further extended the May 2022 Mast Note to December 31, 2025 in August 2025.

Accrued interest was approximately $184,000 and $388,000 as of September 30, 2025 and December 31, 2024. The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and nine months ended September 30, 2025 and 2024, respectively.

June 2022 Blue Lake Financing

In June 2022, the Company entered into a securities purchase agreement with Blue Lake Partners, LLC (“Blue Lake”), whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of Common Stock of the Company (“June 2022 Blue Lake Note”). The June 2022 Blue Lake Note carried a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Blue Lake had the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 83,750 warrants as part of a finder’s fee agreement.

In May 2024, Blue Lake converted the balance of their note of approximately $531,000 including principal, accrued interest and default penalty, into 7,605,760 shares of Common Stock of the Company.

July 2025 Mast Financing

On July 31, 2025, the Company entered into a securities purchase agreement with Mast, whereby the Company issued a secured convertible note in the aggregate principal amount of $560,000 convertible into shares of Common Stock of the Company (“July 2025 Mast Note”). The July 2025 Mast Note carries a twelve (12%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.07. The note is secured against the assets of the Company, excluding any assets assigned to the JV. In connection with the July 2025 Mast Note, the Company granted a total number of 2,000,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued 2,250,000 of the Company’s common stock as commitment shares to Mast.

As of September 30, 2025, and December 31, 2024, July 2025 Mast Note, net of debt discount, consist of the following amounts:

	September 30, 2025	December 31, 2024

Mast Hill Convertible note, inclusive of accrued interest 10% coupon due August 2026	$569,512	$-
Convertible notes, gross	$569,512	$-
Less: debt discount recorded	(203,834)	-
Amortization of debt discount	34,624	-
Convertible notes, net	$400,302	$-

The Company recognized approximately $9,500 and $0 of accrued interest during the nine months ended September 30, 2025, and 2024, respectively. The Company recognized approximately $34,600 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the nine months ended September 30, 2025.

Other short-term advances

As of September 30, 2025 compared to December 31, 2024, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	September 30, 2025	December 31, 2024
Short term advance from CFO – Related Party	$86,050	$76,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,520,000	2,085,000
	$2,866,050	$2,421,050

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. During the nine months ended September 30, 2025 Autotelic Inc. provided additional short-term funding of $435,000 to the Company. As such, approximately $2.5 million was outstanding and payable to Autotelic at September 30, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the nine months ended September 30, 2025, the CFO further provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at September 30, 2025. In December 2023, the Company received $50,000 from the Company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at September 30, 2025. As of September 30, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

NOTE 6 - JOINT VENTURE WITH GMP BIO AND AFFILIATES, EQUITY METHOD INVESTMENT

On March 31, 2022, the Company entered into (i) an agreement to form the JV with Dragon and GMP Bio, both affiliates of GMP, (ii) a license agreement for rights to OT-101for the territory within the United States of America with Sapu Holdings, LLC, a wholly owned subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio. For more information on the JV and the related agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of September 30, 2025, the JV had approximately $24.0 million in assets, recorded approximately $1.3 million in liabilities and incurred approximately $7.1 million and $4.9 million in operational expenses for the six months ended September 30, 2025 and 2024, respectively. Previously, GMP’s fiscal year commenced on April 1 and ended on March 31. Effective December 31, 2024, GMP Bio changed its fiscal year to a calendar year.

The JV has initiated phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. In late 2023, the JV initiated a plan to start evaluating various nanoparticles that could treat various cancers. In this regard, the JV identified a total of 4 compounds, in addition to OT-101, which had the potential of significant revenue generation for the JV. In the same year, the JV signed a lease agreement to set up a GMP manufacturing facility in San Diego (“SD”), California. The main purpose of this facility was to initially commence an aggressive formulation development of newly planned nanoparticle platform (“Nano Platform”). The GMP manufacturing facility was initiated in January 2024. Upon the initiation of this facility by the JV, the JV commenced the development work on two of the four identified compounds, as well as other activities, in tandem with the development of OT-101. The JV has since completed the formulation development of one of the products and is moving to complete the formulation development for the three additional products. The JV is also working on improved formulations for OT-101 with new nanoparticle sizes. The JV also has started clinical development for OT-101 for pancreatic cancer. Significant progress has been made in the development of the products and the JV anticipates to complete the formulation development work in 2025 and pushing to initiate clinical trials for the various compounds. In late 2024, the GMP facility in San Diego was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. All manufacturing including Phase 1 clinical trial materials will be performed at the SD site.

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

A summary of the change in fair value of our investment in GMP Bio, as of September 30, 2025 and December 31, 2024 is shown below:

	September 30, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$22,653,225	$22,653,225
Add: change in fair value of investment in GMP Bio	-	-

Balance at September 30, 2025 and December 31, 2024	$22,653,225	$22,653,225

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 – PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

During the period between July 2023 to January 2024, the Company entered into a series of subscription agreements with forty six accredited investors, whereby the Company issued and converted a total of 94 Units from a previous offering, which resulted in conversion of $2.35 million of old debt into new debt to the Company (the “PPM-2 Financing”)The Company did not receive any cash proceeds through the PPM-2 Financing. Each of the new units under the PPM-2 Financing consisted of:

●	One 16% convertible unsecured promissory note of $25,000, convertible into up to 250,000 shares of the Company’s Common Stock, based on a conversion price of $0.10 per share, subject to standard anti-dilution protection.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s Common Stock at a strike price of $0.12 per share.

JH Darbie and the Company are parties to a March 2023 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. For the 4 tranches of conversion related to PPM 2, placement agent fees of $377,500 were paid to JH Darbie. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company provided warrant coverage equal to 13 % of all of the units sold by JH Darbie, resulting in the issuance of 3,055,000 warrants to JH Darbie, exercisable over a two-year period. A total of 5 unit holders under the PPM-1 opted not to participate in the PPM-2.

In connection with the PPM-2 Financing, the Company entered into a Registration Rights Agreement granting certain registration rights with respect to the shares of the Company’s Common Stock issued in connection with the PPM-2 Financing. The issuance of the Units is exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock and warrants and any shares of common stock issuable upon exercise of the warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

As of September 30, 2025 and December 31, 2024, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	September 30, 2025	December 31, 2024
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$2,414,595	$2,308,638
Total PPM-2 Darbie Financing, net of discounts	$2,414,595	$2,308,638

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

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $19,900 and $101,000 for the three and nine months ended September 30, 2025. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $39,800 and $117,000 for the three and nine months ended September 30, 2024

During the nine months ended September 30, 2025, and 2024, the Company incurred approximately $276,000 and $270,000 of interest expense related to the convertible notes, respectively.

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

Expenses related to the MSA were approximately $500 and $1,500 and for the three and nine months ended September 30, 2025 and 2024.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2024 Annual Report on Form 10-K filed with SEC on April 15, 2025.

Note Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000. During the year ended December 31, 2023, Dr Trieu provided short term loan of $50 thousand to the Company. The balance due and payable to Dr. Trieu, as of September 30, 2025 and 2024, respectively, was $50,000.

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the nine months ended September 30, 2025 Autotelic Inc. provided additional short-term funding of $435,000 to the Company. As such, approximately $2.5 million was outstanding and payable to Autotelic at September 30, 2025.

In October 2025, Autotelic paid $162,500 to the ex-employee on behalf of the Company, in full and final settlement of the claim and counter claim to the ex-employee, with both parties not agreeing to any wrongdoing under both the claim and counter claim. Such amount was recorded as a short term loan payable to Autotelic.

Artius Consulting Agreement

In March 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to an existing Consulting Agreement, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time. For more information on this Agreement, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

No expense was recorded during the nine months ended September 30, 2025 and 2024, respectively, related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020, under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials. For more information on this Agreement, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Effective April 1, 2022, Dr Maida’s compensation has been borne by the JV. No expense was recorded during the nine months ended September 30, 2025 and 2024, respectively, related to this Agreement.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the three and nine month periods ended September 30, 2025 or 2024.

NOTE 9 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (PEAK ONE)

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

During the nine months ended September 30, 2025 and 2024, the Company did not sell any shares of Common Stock under the EPL.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (MAST HILL)

On August 1, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) and Registration Rights Agreement with Mast Hill Fund LP (“Mast Hill” or the “Investor”). Under the terms of the EPA, the Company issued warrants to purchase 3,350,000 shares of Common Stock to Mast Hill. Further, under the terms of the EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company intends to file the Registration Statement on Form S-1 with the SEC as soon as possible.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The minimum amount that the Company shall be entitled to put to the Investor in each put notice is $5,000 and the maximum amount is up to the lesser of $0.5 million or twenty percent (20%) of the average daily trading value of the Company’s Common stock. Pursuant to the Equity Purchase Agreement, the Investor will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 4.99%. The price of each put share shall be equal to ninety seven percent (97%) of the market price, which is defined as the lesser of (i) closing bid price of the Common stock on the trading date immediately preceding the respective put date, or (ii) the lowest closing bid price of the Common Stock during the seven (7) trading days immediately following the clearing date associated with the applicable put notice.

In connection with the EPA, the Company issued 3,350,000 warrants to Mast Hill and recorded a fair value deferred finance cost of approximately $122,000.

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the nine months ended September 30, 2025

In March 2025, Fourth Man partially converted approximately $68,000 of their debt, including accrued interest. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

In July 2025, the Company issued 2,250,000 shares of Common stock as commitment shares to Mast Hill as part of the secured convertible note purchase agreement.

In August 2025, the Company issued 20,322,930 shares of Common stock as service fees to Jefferson Capital as part of the independent contractor agreement. A copy of the independent contractor agreement was submitted to the SEC on a Current Report on Form 8-K on August 12, 2025.

In August 2025, the Company issued 4,064,586 shares of Common stock as service fee to Valor Nation as part of the independent contractor agreement. A copy of the independent contractor agreement was submitted to the SEC on a Current Report on Form 8-K on August 12, 2025.

In August 2025, Mast Hill partially converted approximately $264,000 of accrued interest. In connection with the partial Note conversion, the Company issued 3,860,000 shares of Common Stock to Fourth Man.

In September 2025, Fourth Man issued notice to the Company to partially convert approximately $44,000 of their debt, including accrued interest and fee of approximately $2,000. As the Company had received the request for conversion prior to close of business of the quarter ending September 30, 2025 and was obligated to issue such shares to Fourth Man, the Company recorded 656,082 shares of Common stock as ‘Equity to be issued” to Fourth Man.

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

As of September 30, 2025, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). No further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued to directors, officers, employees or consultants pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the nine months ended September 30, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	24,177,761	$0.21
Expired or cancelled	(375,000)	-
Outstanding at September 30, 2025	23,802,761	0.15
Options exercisable at September 30, 2025	13,610,261	0.18

		Weighted
		Average
For the nine months ended September 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at September 30, 2024	24,177,761	0.21
Options exercisable at September 30, 2024	13,985,261	0.10

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2025:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	6.46	$0.12	6,057,500
0.16 to $0.21	5,502,761	5.77	0.16	5,502,761
0.22 to $0.37	1,550,000	2.21	0.28	1,550,000
0.38 to $0.72	500,000	0.47	0.73	500,000
	23,802,761	5.90	$0.15	13,610,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of September 30, 2025, there was no unamortized stock compensation cost related to the stock options granted during the year as the stock options granted during the year ended December 31, 2023 are considered vested. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The Company amortized $0 stock compensation expense during the nine months ended September 30, 2025 and 2024 on previously issued grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the prior warrant issuances, refer our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of September 30, 2025 and 2024 are summarized as follows:

		Average
For the nine months ended September 30, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued during the nine months ended September 30, 2025	5,350,000	0.15
Outstanding at September 30, 2025	37,240,289	$0.13

		Average
For the nine months ended September 30, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the nine months ended September 30, 2024	3,390,000	0.12
Exercised / cancelled during the nine months ended September 30, 2024	(33,000,066)	0.15
Outstanding at September 30, 2024	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at September 30, 2025:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.13	961,539	1.25	0.13	961,539
0.20	4,373,750	1.51-1.73	0.20	4,373,750
0.12	26,555,000	0.25	0.12	26,555,000
0.15	5,350,000	4.84	0.15
	37,240,289	1.10	$0.13	37,240,289

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

During the year ended December 2022, a former employee brought suit for breach of employment contract claim against the Company in Honorable Supreme Court of California. The Company filed a counter claim. A liability of $162,500 million was recorded related to this claim. The litigation was settled in October 2025. See Note 14.

NOTE 14 – SUBSEQUENT EVENTS

As previously disclosed in Note 13 above, in October 2025, the Company settled the outstanding litigation with the ex-employee. In connection with the settlement, Autotelic paid $162,500, for a complete release of claims, on behalf of the Company. The Company has recorded such payment as a debt from Autotelic.

In October 2025, the Company partially converted approximately $44,000 of their debt, including accrued interest, and fee of approximately $2,000 under the Fourth Man Note. In connection with the conversion, the Company issued 663,608 shares of its Common Stock to Fourth Man.

In November 2025, the Company partially converted approximately $45,000 of their debt, including accrued interest, and fee of approximately $2,000 under the Fourth Man Note. In connection with the conversion, the Company issued 668,748 shares of its Common Stock to Fourth Man.

On November 17, 2025, the Company entered into a restricted stock agreement with Dr. Trieu, our CEO and a related party, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones.  The restricted stock agreement provides for a grant of up to 24,387.516 shares of our unissued Series A Convertible Preferred Stock, par value $0.01 (“Preferred Stock”), subject to achievement of certain milestones, namely (1) on the signing July 2025 Mast Note – 4,065 shares of Preferred Stock: (2) the Company achieving a market capitalization exceeding $100 million on any single trading day’s close – 8,131 shares of Preferred Stock; (3) the Company achieving a cumulative increase of at least $10 million in shareholder equity from the start of engagement (as reported in SEC filings ) - 8,131,000 shares of Preferred Stock; and (4) a successful uplisting to a U.S. national exchange, with at least one full day of trading- 4,062.516 Shares of Preferred Stock.   Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, and votes with the Common Stock on an as converted basis.  The Board of Directors has approved the entry into the restricted stock agreement, a copy of which is being filed as an exhibit to this report.

On November 13, the Board approved a grant of 1,818,182 shares of our Common Stock to Out the Box Capital, Inc. (“OTB”) in lieu of certain marketing services at a cost of $200,000. Such shares will be issued as unregistered shares.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance, especially the forward-looking statements enumerated below. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;

●	expectations concerning our ability to raise additional funding and to continue as a going concern;

●	our ability to successfully implement our business plan;

●	GMP Bio anticipates its current fair valuation to be approximately $1.7 billion, however, the Company cannot predict or estimate what the fair value may be;

●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and

●	the anticipated impact of any changes in industry regulation.

●	building and the success of our nanoparticle platform and the related success of launching the platform

●	the success of the launch of a company with a DAO infrastructure, the success of the entity and the plans surrounding the pet and animal health, the ability for the Company to register the tokens of Pet2Dao, the actual filing of a registration statement and approval of the tokens as registrable securities with the SEC through a registration statement, the ability of the tokens to be tradable or any value such tokens may have if they become tradable.

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

Company Overview

The Company is a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy and others. OT-101, the Company’s lead product candidate, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers.

Since April 2022, the Company entered has conducted the vast majority of its development efforts for OT-101 through a joint venture (the “JV”), with Dragon Overseas Capital (“Dragon”). In connection with the formation of the JV, the Company contributed license rights OT-101 for both U.S. and the rest of the world, in exchange for a 45% equity interest in GMP Biotechnology Limited (“GMP Bio”), and Dragon agreed to provide approximately $27 million of research and development funding in exchange for a 55% ownership stake in GMP Bio. The Company accounts for its holdings in GMP Bio as an equity investment under the fair value option. Accordingly, the Company accounts for only its investment in GMP Bio, and the income and expenses of the JV are not consolidated in the Company’s financial statements.

Under the fair value option, the Company periodically conducts a fair value assessment and records a change in the value when circumstances warrant, such as in connection with a third-party financing event, or other significant event that suggests reassessing the value of investment in GMP Bio is warranted. As of September 30, 2025, the Company assessed the fair value of its investment in GMP Bio and determined that no change in the fair value was required at that time. However, as previously announced, GMP Bio is progressing with its strategic and operational plans, which include efforts to secure third-party financing and a possible initial public offering in Hong Kong during 2026. Based on current information from GMP Bio, the potential valuation for GMP Bio in any third-party financing or initial public offering could be significantly in excess of $2 billion. While GMP Bio continues to advance its research and development activities, no third-party transactions have transpired which would establish the basis for a fair value reassessment. If a financing or other transaction is completed at such a valuation, of if the JV goes into an initial public offering as is planned in the Hong Kong Stock Exchange, the Company will reassess and report the increase in fair value of its investment in GMP Bio at that time.

The Company has retained, outside of the JV, and is independently planning to develop OT-101 for certain animal health indications and is contemplating using crypto currencies for that platform. The Company also acquired Apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Recent Joint Venture Developments

The JV’s principal activities centered on the commercialization of OT-101 for certain oncology indications in the US and looking at other territories as well. In March 2025, the JV successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The JV is also sponsoring investigator-initiated studies for OT-101 for other oncology indications including lung cancer (non small cell lung cancer- NSCLC- and ugh Mesothelioma.- MPM) and has started clinical development for OT-101 for pancreatic cancer. Over ten patent family has been filed exploiting the central role of TGFB2 as prognostic indicator for cancer survival and one patent family for the intracranial delivery device of brain cancer with issued patent in China and Germany.

In addition to OT-101, the JV as developed a nanoparticle platform (“Nano Platform”) that entails the formulation of products in new nanoparticle sizes. The JV anticipates that the Nano Platform may offer superior platform for the absorption of water insoluble drugs across a broad spectrum of cancers. The JV is working on improved formulations for OT-101 with new nanoparticle sizes. In addition, the JV has identified five additional compounds as product candidates on the Nano Platform, including the following:

●	The JV has completed the formulation development of the first product--everolimus for injection. The JV has initiated a global clinical trial for that product, including open patient enrollment in Australia. The JV hopes to complete the Phase 1 trial and to move to a Phase 3 noninferiority trial against Affinitor. Phase 3 trial is slated to initiate within one year with completion and submission for marketing approval no less than three years thereafter.
●	The JV is developing palbociclib for injection on the Nano Platform and expects to file the investigational new drug (“IND”) and to initiate a Phase 1 trial in late 2025 or early 2026.
●	The JV is developing docetaxel and paclitaxel for injection on the Nano Platform and expects to file the IND to initiate a Phase 1 trial for this product candidate in late 2025 or early 2026. These are expected to go through the 505(b)2 bioequivalence pathway which should result in rapid entrance into the market

The DeciparticleTM platform has proven robust and is being expand to other drug candidates through partnering. The platform is protected by more than 15 patent families covering chemical composition, manufacturing, and method of use.

The JV built a GMP manufacturing facility in San Diego, California (the “San Diego Facility”). In late 2024, the San Diego Facility was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. A significant portion of the manufacturing for the Nano Platform, including the development of Phase I clinical trial materials, is conducted at the San Diego Facility. Evaluation of larger commercial scale manufacturing is ongoing.

In early 2025, the Company entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid IND development platform to support up to 20 IND projects, including INDs developed by the JV. All six of the compounds that the JV is developing are planned to be initiated under these INDs, and are focused on next-generation anticancer agents.

The JV was initially funded by equity contributions from Dragon under the terms of the joint venture agreement. That equity funding commitment has been fully paid as of September 30, 2025. On May 31, 2025, GMP Bio and Golden Mountain Partners, an affiliate of Dragon, entered into a note purchase agreement and promissory note pursuant to which Golden Mountain Partners agreed to loan funds to the JV sufficient to meet its operating expenses for 2025. The loans are made as monthly advances, bear interest at the Wall Street Journal “Prime” rate, and matures on December 31, 2026. Amounts due under the promissory note are convertible into equity of the JV at the election of Golden Mountain Partner at a price equal to 80% of the price for shares issued in connection with an equity financing of $20 million or more, or otherwise at a mutually agreed price.

The JV is planning to conduct an initial public offering on the Hong Kong Stock Exchange in the late 2026 time frame. In connection with the planned public offering, the JV venture has retained an investment banker and Deloitte LLP as its independent accounting firm to audit the financial statements that would be included in the public filings. The JV also hired a valuation consultant to provide guidance on the potential pricing for the planned IPO. That initial valuation, and the JV’s current plans, contemplate a public offering with a total enterprise valuation significantly higher than 1B. As of September 30, 2025, the Company owns 45% of GMP Bio. During the quarter, GMP Bio completed an independent third-party valuation by Frost & Sullivan (Hong Kong), which preliminarily estimated the potential value of the drug pipeline under development at approximately $1.7 billion..

The JV’s planned public offering is subject to a number of risks and uncertainties, some involving the JV’s ability to executed on its business plan, but others outside the JV’s control including market forces. Consequently there is no assurance that the planned Hong Kong public offering will take place in late 2026, or at all, and there is no assurance as to what enterprise value would be ascribed to the JV at that time.

Based on the JV’s advances, including the development of the Nano Platform and pipeline and the planned Hong Kong public offering the Company believes that its ownership interest in the JV may be significantly higher than the reported value on its financial statements, which is based on the valuation at the time of its initial investment in the JV in 2022. The Company intends to re-evaluate the carrying value of the minority interest in the coming quarter.

Recent Financing Transactions

In July, 2025, the Company entered into a securities purchase agreement with Mast Hill Fund LP (“Mast Hill”), under which the Company issued one convertible note in the aggregate principal amount of $560,000 to Mast Hill (“2025 Mast Note”). The 2025 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of July 31, 2026, subject to acceleration in an event of default. Mast Hill has the right, at any time, to convert all or any part of the outstanding and unpaid balance under of the 2025 Mast Hill Note into shares of Company’s Common Stock at a conversion price of $0.07 per share. In connection with the issuance of the 2025 Mast Note, the Company issued Mast Hill 2,000,000 warrants to purchase Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued to Mast Hill 2,250,000 shares of the Company’s Common Stock as a commitment fee. For more information on the 2025 Mast Note, refer to Note 5 of the Notes to the Consolidated Financial Statements included in this report.

On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and Registration Rights Agreement with Mast Hill. Under the terms of the Mast EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of shares of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Mast EPA. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company intends to file the Registration Statement on Form S-1 with the SEC as soon as possible. In connection with the EPA, the Company issued 3,350,000 warrants to Mast Hill and recorded a fair value deferred finance cost of approximately $122,000.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Mast EPA, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The minimum amount that the Company shall be entitled to put to the Investor in each put notice is $5,000 and the maximum amount is up to the lesser of $0.5 million or twenty percent (20%) of the average daily trading value of the Company’s Common stock. Pursuant to the Equity Purchase Agreement, the Mast Hill will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 4.99%. The price of each put share shall be equal to ninety seven percent (97%) of the market price, which is defined as the lesser of (i) closing bid price of the Common stock on the trading date immediately preceding the respective put date, or (ii) the lowest closing bid price of the Common Stock during the seven (7) trading days immediately following the clearing date associated with the applicable put notice.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August, 2025, the entered into independent contractor agreements with each of Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. Such services shall be provided by Jefferson and Valor for a period of 18 months, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and to be issued 20,320,930 restricted shares of the Company’s Common Stock and Valor has agreed to be compensated with 4,064,586 shares of Common Stock. While the shares of Common Stock will be issued to Jefferson they are subject to forfeiture, and Jefferson will earn the Common Stock only upon the achievement of milestones. The milestones include (a) the Company’s market capitalization exceeding $100 million on any single trading day’s close, (b) the cumulative increase of at least $10 million in shareholder equity from the start of engagement, and (c) the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American) with at least one full day of trading. On the accomplishment of each milestone an amount equal to the greater of 6,774,300 or 1.663% of the Company’s fully diluted outstanding shares shall vest. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025.

Short-term loans

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024 Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. During the nine months ended September 30, 2025 Autotelic Inc. provided additional short-term funding of $435,000 to the Company. As such, approximately $2.5 million was outstanding and payable to Autotelic at September 30, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the nine months ended September 30, 2025, the CFO provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at September 30, 2025. In December 2023, the Company received $50,000 from the Company’s CEO. As such, $50,000 was outstanding to the Company’s CEO at September 30, 2025. As of September 30, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

Equity Purchase Agreement (Peak One)

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

The impacts of any of the critical accounting policies and significant judgments and estimates, if applicable, have been reflected in the Notes to the Consolidated Financial Statements (unaudited) in this Report.

Results of Operations

Comparison of the Results of Operations for the three Months Ended September 30, 2025 to the three Months Ended September, 2024

A comparison of the Company’s operating results for the three months ended September 30, 2025 and 2024, respectively, is as follows.

	September 30, 2025	September 30, 2024	Variance
Operating expense:
Research and development	426	480	(54)
General and administrative	490,547	80,277	410,270
Goodwill impairment	-	3,200,000	(3,200,000)
Total operating expense	490,973	3,280,757	(2,789,784)
Loss from operations	(490,973)	(3,280,757)	2,789,784
Interest expense, net	(231,338)	(205,616)	(25,722)
Change in the value of derivatives on debt	(392,058)	114,722	(506,780)
Net income (loss) before controlling interests	$(1,114,369)	$(3,371,651)	$2,257,282

Net Income (Loss)

We recorded a net loss of approximately $1.1 million for the three months ended September 30, 2025, as compared to net loss of approximately 3.4 million for the three months ended September 30, 2024. The difference in net loss of approximately $2.3 million between the three months ended September 30, 2025 as compared to the same period of 2024 was primarily due to lower goodwill impairment of approximately $3.2 million recorded during the three months ended September 30, 2024, offset by higher other operating expenses of approximately $0.4 million recorded during the three months ended September 30, 2025, higher change in value of derivatives on debt of approximately $0.5 million, and higher interest expense of approximately $26 thousand, for the three months ended September 30, 2025 as compared to the same period of 2024. A description of the various descriptions resulting in the net loss for the three month periods of September 30, 2025 and 2024, respectively, are reflected below.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2025 compared to the same period in 2024 were similar.

As previously disclosed, and as a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2024, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to higher stock-based expense of approximately $0.2 million for services, higher operational expenses of approximately $0.2 million incurred with fees for certain investor relation and public relations services under our ICA and for the settlement of our litigation with an ex-employee; and higher legal and professional expenses of approximately $43 thousand.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2025. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations or to improve shareholder value for the Company.

Goodwill Impairment

Our stock price has held up since the beginning of 2025 and therefore did not make a downward impact on our goodwill during the three months ended September 30, 2025. We recorded goodwill impairment of $3.2 million, on the approximately $12.0 million goodwill which we recorded upon our acquisition of PointR, for the three months ended September 30, 2024.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.23 million for the three months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024, primarily in connection with debt raised from convertible notes and the JH Darbie Financing, March 2022 and May/June 2022 financing and July 2025 financing. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended September, 2024, we recorded approximately $0.4 million of an increase in change in value upon conversion of certain debt owed on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.1 million of a decrease in change in value during the same period in 2024. For more information on value of derivatives, refer to the Note 5 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

A comparison of the Company’s operating results for the nine months ended September 30, 2025 and 2024, respectively, is as follows.

	September 30, 2025	September 30, 2024	Variance
Service Revenue	$-	$-	$-
Total Revenue
Operating expense:
Research and development	1,020	1,212	(192)
General and administrative	657,019	343,347	313,672
Goodwill impairment	-	3,200,000	(3,200,000)
Total operating expense	658,039	3,544,559	(2,886,520)
Loss from operations	(658,039)	(3,544,559)	2,886,520
Interest expense, net	(642,917)	(655,946)	13,029
Reimbursement for expenses – related party	-	22,937	(22,937)
Change in the value of derivatives on debt	32,772	140,828	(108,056)
Loss on conversion of debt	-	(88,258)	88,258

Net income (loss) before controlling interests	$(1,268,184)	$(4,124,998)	$2,856,814

Net Income

We recorded a net loss of approximately $1.3 million for the nine months ended September 30, 2025 as compared to a net loss of approximately $4.1 million for the same period ended September 30, 2024. The difference in net loss, of approximately $2.9 million, for the nine months ended September 30, 2025 as compared to the same period of 2024, was primarily due to lower goodwill impairment of approximately $3.2 million incurred in 2024 but no similar expense during the same period in 2025, lower change in value of derivatives on debt of approximately $0.1 million, lower reimbursement of expenses by a related party of approximately $20 thousand, offset by lower operating expense of approximately $0.3 million, lower interest cost of approximately $13 thousand, and lower loss on conversion of debt of approximately $0.1 million, compared to the same period in 2024. A description of the various descriptions resulting in the net loss for the nine month periods of September 30, 2025 and 2024, respectively, are reflected below.

Research and Development Expenses

Research and development (“R&D”) expenses for the nine months ended September 30, 2025 compared to the same period in 2024, were similar.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2025. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.3 million for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024, primarily due to higher stock-based expense of approximately $0.2 million associated with fees for certain investor relation and public relations services under our ICA, and higher other operational costs of approximately $0.2 million, of which $0.1 million was recorded in connection with the settlement of our litigation with an ex-employee, offset by lower legal expense of approximately $43 thousand.

As previously disclosed and as a result of our JV, we expect our G&A activities to remain steady or marginally increase for the remainder of 2025. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations or to improve shareholder value for the Company.

Goodwill Impairment

Since our stock price was not negatively impacted during the nine months ended September 30, 2025, we did not record an impairment on our goodwill. We recorded goodwill impairment of $3.2 million, on the approximately $12.0 million goodwill which we recorded upon our acquisition of PointR, due to a reduction of our stock price during the nine months ended September 30, 2024.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.65 million for the nine months ended September 30, 2025 and September 30, 2024 primarily in connection with debt raised from convertible notes, JH Darbie Financing, March 2022 and May/June 2022 Financing and July 2025 financing. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Reimbursement of expenses

There was no reimbursement of expenses with related parties for nine months ended September 30, 2025. The Company was reimbursed $23 thousand during the nine months ended September 30, 2024 by Autotelic Inc. a related party, on behalf of our JV.

Change in Value of Derivatives

During the nine months ended September 30, 2025, we recorded approximately $32 thousand gain in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes as compared to approximately $0.1 million gain during the same period of 2024. The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Loss on Conversion of Debt

During the nine months ended September 30, 2025, we recorded no loss on conversion of debt. related to the difference in fair value to the price at which the debt was converted, compared to approximately $0.1 million loss on conversion of debt during the nine months ended September 30, 2024.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2025	December 31, 2024
Cash, including restricted cash of $20	$429	$106
Working capital	(18,467)	(19,065)
Stockholders’ Equity	8,077	8,252

The Company has experienced net losses every year since inception and as of September 30, 2025 had an accumulated deficit of approximately $39 million. As of September 30, 2025, the Company had approximately $0.4 million in cash, and current liabilities of approximately $20.1 million. Of the approximately $20.1 million in current liabilities, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.9 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones.

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

Since the Company formed the JV with Dragon, all costs associated with developing the assets licensed to the JV and a substantial portion of the Company’s general and administrative expenses have shifted to the JV reducing the Company’s direct expenses and capital requirements.

The Company requires capital in order to fund its operations and continue development of product candidates. including AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform.

The Company anticipates raising substantial additional capital through the sale of equity securities and/or debt. The Company has entered into the Mast EPA, but the ability to sell securities to Mast under that arrangement are subject to limitations based on the trading volume of the Company’s Common Stock. There are no other financing arrangements in place at this time.

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

	Nine month ended September 30,
	2025	2024
Net cash used in operating activities	$(600)	$(636)
Net cash provided by financing activities	923	615
Increase (decrease) in cash	$(323)	$(21)

Operating Activities

Net cash used in operating activities was approximately $0.6 million for the nine months ended September 30, 2025. This was due to the net loss of approximately $1.3 million and by approximately $33 thousand of change in fair value of derivative, offset primarily by changes in operating assets and liabilities of approximately $0.4 million, by approximately $0.1 million due to amortization of debt discounts, and approximately $0.2 million of stock based compensation.,

Net cash used in operating activities was approximately $0.6 million for the nine months ended September 30, 2024. This was due to the net loss of approximately $4.1 million, primarily offset by approximately $3.2 million of amortization of goodwill, approximately $88 thousand from loss on conversion of debt, approximately $0.1 million of change in fair value of derivative, approximately $0.1 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.2 million.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $0.9 million, primarily due to receipt of a short-term loan from a related party of approximately $0.4 million and proceeds from a convertible debt of approximately $0.5 million.

For the nine months ended September 30,2024, net cash provided by financing activities was approximately $0.6 million, primarily due to receipt of a short-term loan from a related party.

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

Although we may from time-to-time manufacture drugs and conduct preclinical or clinical trials outside of the United States, we believe our exposure to foreign currency risk to be immaterial. We do not engage in any foreign currency hedging.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures were not effective for the purposes set forth above as a result of certain material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of September 30, 2025 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, to remediate weaknesses in our internal controls, as necessary and as funds allow.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, we are not aware of any additional material pending or threatened legal proceedings at this time.

During the year ended December 31, 2022, a former employee brought suit for breach of employment contract claim against the Company in Honorable Superior Court of California. The Company filed a counter claim. In October 2025, after the period covered by this report, the Company and the former employee agreed to settle both the claim and counter claims. In connection with the settlement, Autotelic Inc. a related party of the Company, paid $162,500 to the former employee in full and final settlement of the claim and counter claim, with neither party admitting any wrongdoing. The legal proceedings, including the claim and counterclaims, have now been dismissed. The Company has recorded such payment as a debt from Autotelic.

Item 1A. Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 (“2024 Annual Report”) and other SEC filings. The risks described below and in our 2024 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In March and September 2025, Fourth Man partially converted approximately $112,600 debt (Fourth Man March 2022 note), inclusive of accrued interest and penalty, into 1,658,914 shares of Common Stock of the Company. Such shares of Common Stock were issued at a rate of $0.07 in accordance with the terms of the Fourth Man March 2022 Note.

In July 2025, the Company issued 2,250,000 shares of Common Stock to Mast Hill as additional consideration in connection with the issuance of a $560,000 senior secured promissory note.

In August 2025, the Company issued 20,322,930 restricted shares of Common Stock to Jefferson Capital Ventures, LLC and 4,064,586 shares of Common Stock to Valor Nation, Inc. as partial payment for certain advisory and consulting services to be provided under independent contractor agreements with each entity, including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. The shares issued to Jefferson Capital Ventures, LLC are subject to forfeiture and will be vested and earned upon achievement of certain corporate milestones as outlined in the independent contractor agreements.

In August 2025, the Company issued 3,860,000 shares of Common Stock to Mast Hill in payment of approximately $270,200 of principal and accrued interest issued under the May 2022 Mast Note. The shares were issued at a conversion price of $0.07 per share.

In September 2025, the Company recorded an obligation to issue 656,082 shares of Common Stock to Fourth Man in connection with the conversion of approximately $42,000 of principal and accrued interest, and a $2,000 fee. The shares were issued at a conversion price of $[0.07] per share. As the Company had received the request at the end of the quarter, the Company recorded 656,082 shares of Common stock as ‘Equity to be issued” to Fourth Man in the financial statements accompanying this report.

Each of the foregoing transactions was effected without registration pursuant to the exemption for limited offerings provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

As of September 30, 2025, the Company was in default under the Forever Prosperity Notes (formerly GMP Notes) for failure to pay the outstanding principal and interest under the Forever Prosperity Notes at their maturity date. The total principal outstanding on all the Forever Prosperity Notes, inclusive of accrued interest, was approximately $4.9 million as of September 30, 2025.  Forever Prosperity, the current holder of the notes, is an affiliate of Dragon, the other party in the Company’s JV, and has not called for the repayment of the debt.  For additional information on the Forever Prosperity Notes see Note 5 of the consolidated financial statements included in this report.

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

The following exhibits are included as part of this Quarterly Report and is not a complete list of all relevant and material agreements. A more complete list of previously filed Exhibits can be found with our 2023Annual Report on Form 10K filed with the SEC on April 12, 2024:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Securities Purchase Agreement – Mast Hill	8-K	08/06/2025	10.1

10.2	Senior Secured Promissory Note – Mast Hill	8-K	08/06/2025	10.2

10.3	Registration Rights Agreement – Mast Hill	8-K	08/06/2025	10.3

10.4	Equity Purchase Agreement – Mast Hill	8-K	08/06/2025	10.4

10.5	Registration Rights Agreement – EPA – Mast Hill	8-K	08/06/2025	10.5

10.6	Independent Contractor Agreement – Jefferson	8-K	08/12/2025	10.1

10.7	Independent Contractor Agreement – Valor	8-K	08/12/2025	10.2

10.8	Restricted Stock Grant – Vuong Trieu				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the Three and Six months ended June 20, 2024 and June 30, 2023				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 17, 2025

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 17, 2025

