Form 10-K
period 2025-12-31
Oncotelic Therapeutics, Inc.
filed 2026-04-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,108,801 (based on the closing price for shares of the registrant’s Common Stock as reported by the OTC Market on June 30, 2025). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2026, the aggregate number of outstanding shares of common stock of the registrant was 444,197,032.

DOCUMENTS INCORPORATED BY REFERENCE

None.

I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report” or “Report”) contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Any statements contained in or incorporated by reference into this Annual Report, that are not statements of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Statements concerning: our expectations on the timing, success of the JV’s product approvals, commercialization of the JVs products and results of operations of the JV: our expectations on the timing, success, or valuation our JV’s planned initial public offering; the timing, success or continuing valuation of our equity interest in the JV; our ability to secure future debt or equity financing needed to meet operating costs; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the expected efficacy of our product candidates compared to competitive products; anticipated results of our research and development programs as well as preclinical and clinical trials; expected market size, market acceptance for our product candidates; our ability to enter into future partnerships, joint ventures or other corporate transactions, ability of us being able to obtain additional resources, including debt or equity funding, and the expected benefits to be derived from those transactions; the anticipated impact of regulatory and legislative changes in the United States and foreign countries on our product candidates and operations; anticipated trends in revenues, operating expenses or financial position and results of operations; and our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense; are all forward-looking statements.

Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in this Annual Report and the other registration statements and reports that we file with the Securities and Exchange Commission (“SEC”).

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

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

II

PART I

ITEM 1. BUSINESS

Company Background

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO, Inc., a Delaware corporation; and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101, in addition to five additional compounds, for various cancers and COVID-19 through its joint venture (“JV”), GMP Biotechnology Limited (“GMP Bio”), with Dragon Overseas Capital, Limited (“Dragon”), Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. In addition, GMP Bio is developing 5 additional nanoparticle compounds in the JV, which has the potential of significant revenues and value. The Company also acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503, as a treatment for acute myeloid leukemia and myelodysplastic syndromes, and CA4P, in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The Company is also planning to address the animal health industry through Pet2DAO. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our internet address is www.oncotelic.com.

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc. through a reverse merger in 2019, we realigned the company pipeline to focus on various cancers, including but not limited to rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, which was transferred to our joint venture as part of the joint venture agreement (see “JV” below), pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. In addition, the Company, through its JV, is developing 5 additional products for treatments of various cancers. Each of the products being developed by the JV has the potential of becoming very successful drugs. The JV is contemplating developing and obtaining regulatory approval for each of the 5 additional products via different regulatory pathways and in various countries and regions. Further, the Company aims to capitalize on a voucher program in the United States (“US”). By focusing on capitalizing on the RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large monetary value upon regulatory approval, which can be upwards of several million dollars. Approval in the US could allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications could be conducted following the positive interim read of the pediatric trials. This approach maximizes return on investment for the shareholders.

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

We believe we are well positioned as a biotech company with our drug candidate OT-101, through our JV, targeting high value TGF-β2, and the new product portfolio being developed by the JV, for various cancers and COVID-19, PointR artificial intelligence (“AI”) for clinical trials, research and development, Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, our vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”).

We may also plan to continue to develop OT-101, through our JV, an antisense against TGF-β2 – for the treatment of various viruses, which would include the severe acute respiratory syndrome (“SARS”) and the coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. This was a randomized, double-blind, placebo-controlled Phase 2 study to evaluate the safety and efficacy of OT- 101 in adult patients hospitalized with positive COVID-19 and pneumonia. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however, with the impact of COVID-19 reducing in the past few years, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study in conjunction with the Biomedical Advanced Research and Development Authority (“BARDA”. For more information on BARDA, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024. At this time, since the impact of COVID-19 has significantly reduced, the development of OT-101 for COVID-19 is not a top priority. In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19. Again, with the impact of COVID-19 reducing over the past year or so, we have put on hold any further development of Artemisinin, till we have another severe virus situation. We will focus on any future development on Artemisinin against other respiratory viruses with unmet needs when the circumstances arise. For more information on Artemisinin, refer to our 2022 Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

We currently have 6 drugs through our JV, three primary drugs of our own, and AI technology programs we are seeking to advance, presently or in the future:

●	OT-101 - an antisense against TGF-β2 –for the treatment of various cancers and for the treatment of various viruses, including COVID-19, on its own and in conjunction with other compounds. This is being advanced through our JV.

●	Five additional nanoparticle products - for the treatment of various cancers, using various regulatory pathways and for various regions/countries. This is being advanced through our JV.

●	Artemisinin – a natural derivative from an Asian herb Artemisia Annua - Artemisinin has shown to be highly potent at inhibiting the ability of various viruses to multiply. This will be advanced through our JV at an appropriate time.

●	AL-101 - Intranasal drug and delivery system for intra-nasal Apomorphine for the treatment of PD, ED and FSD.

●	CA4P- a vascular disrupting agent (“VDA”) - in combination with Ipilimumab for the treatment of solid tumors with focus on melanoma in adult and pediatric melanoma. An RPD has been granted to the Company by the FDA for pediatric melanoma.

●	Oxi4503- a second generation VDA - for the treatment of liquid tumors with focus on childhood leukemia. A RPD has been granted to the Company by the FDA for AML.

●	Developing newer AI based technologies to enhance the development and commercialization of support technologies. The JV has acquired a non-exclusive license for the AI platform developed by PointR / EdgePoint for implementation in a planned CDMO.

In November 2022, the Company formed a Decentralized autonomous organization (“DAO”) entity, Pet2DAO, Inc. (“Pet2DAO”), as a wholly owned subsidiary. For more information on Pet2DAO, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Our products under development, including those through our JV

Developments through our JV:

The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) to form GMP Biotechnology Limited (“GMP Bio”) on March 31, 2022. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors. The pharmaceutical development of OT-101, our nano-particle platform and other artificial intelligence (“AI”) development is being advanced through our JV. This is being reported here for informational purposes only.

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

Trabedersen is believed to reverse TGF-β’s immunosuppressive effects, rendering the tumor visible to a patient’s immune system and resulting in priming and specific activation of the patient’s anti-tumor immune response. OT-101 has completed multiple clinical trials with promising outcomes. OT-101, is being developed as a broad- spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Oncotelic plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. During phase 2 clinical trials in pancreatic cancer, melanoma, and colorectal cancers (Study “P001”) and in high-grade gliomas (Study “G004”), meaningful single agent activity with meaningful tumor reduction was observed, and OT-101 exhibited a favorable safety profile. Both partial and complete responses have been observed in the G004 Phase 2 clinical trial of OT-101 as a single agent in patients with aggressive brain tumors.

OT-101s self-immunization protocol (SIP©) is based on the novel and proprietary sequential treatment of cancers with OT-101 (antisense against TGF-β2) and chemotherapies. Additionally, the Company believes that a rational combination of the Oncotelic Inc. SIP platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer. The combinations with IL-2 and NK are already partnered with external corporate partners. For more information on OT-101 against TGF-β2, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

In addition, OT-101 is being developed for various other oncology indications, described below.

Pancreatic Cancer

Pancreatic cancer is associated with the poorest prognosis of gastrointestinal cancers and is expected to become the second leading cause of cancer-related mortality in the USA by 2030. Pancreatic cancer is traditionally considered to be an immune-resistant disease. There is a lack of effector T cells, an abundance of myeloid-derived suppressor T cells, and a dearth of key immune effector and regulatory cells. This may be part of the reason why single-agent checkpoint inhibitors are not as effective in comparison to other diseases. Here is where breaking immune tolerance by inhibiting TGF-β with OT-101 could have a significant impact.

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

For more information on OT-101 against Pancreatic Cancer, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

GBM resilience and persistence is in stark contrast with the recent excitement in oncology where Immuno Oncology (“IO”) agents have shown promise to be curative by driving the immune cells to attack the tumors. Though extraordinarily effective against the growing number of tumors, IOs have been ineffective against GBM. GBM is generally considered immunologically “cold” with few immune effector cells needed for successful immunotherapy. The overexpression of TGF-β2 is associated with poor prognosis of tumors and plays a key role in malignant progression of various tumors including GBM by inducing proliferation, metastasis, angiogenesis, and immunosuppression. Our JV is developing a novel TGF-β2 antisense agent OT-101 as immunotherapy against GBM.

For more information on OT-101 against Gliomas, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

For more information on OT-101 against DIPG, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

OT-101 for Treatments of Corona Viruses

A Phase 2 study for COVID-19 was completed for OT-101 in South America, that can expand into a Phase 3 trial in the event there is a resurgence in COVID-19. Based on the final results of the trial, the trial was planned to be expanded into a Phase 3 trial; however, with the impact of COVID-19 reducing in the past year, the Company will be re-evaluating this treatment for further development upon the occurrence or recurrence of the COVID-19 or any similar virus. We were conducting an observational study, looking at OT-101 and long COVID-19, in conjunction with the BARDA For more information on OT-101 for the treatment of Corona Viruses, refer to our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Additional Nanoparticle Platform for Treatment of Various Cancers as Sapu Nano

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

In late 2024, the GMP facility in San Diego (“SD”), California was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. The Company had indicated that the SD facility is intended to support manufacturing of clinical trial materials, including Phase 1 supply, for multiple pipeline programs. Concurrently, the JV expanded its nanoparticle portfolio to six development candidates, including OT-101 and additional reformulated oncology assets. Building upon these milestones, throughout 2025 and into early 2026, Oncotelic Therapeutics continued to expand the strategic and technological scope of the JV, positioning it as a fully integrated oncology platform spanning drug discovery, formulation science, clinical development, and early commercialization readiness. As part of this evolution, the Company formalized and advanced Sapu Nano as the dedicated nanomedicine development and commercialization arm of the JV. Sapu Nano has been positioned as the primary vehicle for advancing the Deciparticle™ platform into clinical-stage assets and external partnerships, including scientific presentations, clinical development programs, and strategic business development initiatives.

Consistent with prior announcements by the Company, the JV’s development strategy is centered on the convergence of three core capabilities: (i) proprietary biomarker-driven oncology insights, particularly those related to TGFβ-2 signaling and tumor microenvironment modulation; (ii) advanced nanomedicine delivery platforms, including the Deciparticle™ technology designed to enhance solubility, tissue distribution, and therapeutic index of oncology agents; and (iii) the integration of artificial intelligence–enabled discovery and decision-support tools through the Company’s PDAOAI platform.

During 2025, the JV advanced formulation development activities across its pipeline, including continued optimization of intravenous formulations for oncology therapeutics that have historically been limited by oral bioavailability, solubility constraints, or dose-limiting toxicities. These efforts culminated in the advancement of Sapu-003, an intravenous Deciparticle™ formulation of everolimus, into human clinical testing following regulatory clearance from Australia’s Human Research Ethics Committee. Sapu-003 is designed to address the pharmacokinetic limitations of oral everolimus, which exhibits approximately 10% bioavailability, by enabling intravenous delivery and full systemic exposure. The Company has stated that this approach may allow improved tumor penetration and more consistent drug exposure, potentially translating into enhanced therapeutic activity. Data presented at scientific forums, including the San Antonio Breast Cancer Symposium (“SABCS”) and related symposia, highlighted the pharmacokinetic advantages of Sapu-003 relative to oral everolimus. The Company reported that intravenous Deciparticle™ delivery reduced gastrointestinal accumulation of everolimus by up to 67-fold while enhancing systemic exposure, supporting the rationale for improved tolerability and therapeutic index. The Company further expanded the scientific and clinical positioning of Sapu-003 through multiple conference presentations, including the SABCS. These presentations highlighted a comprehensive translational framework integrating biomarker discovery, pharmacokinetic modeling, and clinical trial design. In particular, the Company reported the identification of a novel biomarker signature (High RICTOR / Low RPTOR) predictive of sensitivity to intravenous everolimus, based on analysis of over 9,000 tumor samples across multiple cancer types. This biomarker framework is intended to enable, for the first time, patient selection strategies for mTOR-targeted therapy, thereby aligning with the Company’s broader precision oncology strategy. Further reinforcing the platform’s breadth, Sapu Nano disclosed at scientific congresses (including SACS-related presentations) that the Deciparticle™ platform demonstrates broad applicability across hydrophobic small-molecule drugs, with the ability to transform traditionally cytostatic agents into potentially cytotoxic therapies through improved delivery and exposure control.

In parallel, the collaboration with Shanghai Medicilon, Inc. has enabled the JV to leverage an accelerated IND-enabling infrastructure, including preclinical pharmacology, toxicology, and regulatory support. The Company has indicated that this platform may support up to 20 IND programs, with the initial focus on the six identified oncology candidates currently under development. This approach is intended to compress development timelines and enable parallel advancement of multiple IND-ready assets. The identification and advancement of multiple candidates, including the sixth program, further reflects the scalability of the JV’s platform. The Company continues to evaluate additional compounds that may benefit from reformulation, nanoparticle delivery, or biomarker-driven repositioning, particularly those with known clinical activity but suboptimal pharmacokinetic or safety profiles.

The Deciparticle™ platform, as presented at BIO-Europe Spring 2026, represents a next-generation nanomedicine approach designed to overcome key limitations of conventional oncology drug delivery systems. The platform utilizes ultra-small amphiphilic constructs, typically below approximately 20 nanometers in size, enabling these particles to behave more like molecular entities than traditional colloidal nanoparticles. This size range facilitates enhanced tissue penetration, cellular uptake, and distribution within tumor microenvironments, while potentially avoiding some of the clearance and immunogenicity challenges associated with larger nanoparticle systems. The Company has indicated that, with limited exceptions, the platform has successfully enabled the formulation of a broad range of hydrophobic small-molecule compounds that are otherwise difficult or impossible to formulate using conventional approaches. The Company believes that the Deciparticle™ platform builds upon prior generations of oncology drug delivery technologies, including solvent-based formulations, albumin-bound nanoparticles, and polymeric micelles, and represents a fourth-generation evolution characterized by non-biologic composition, simplified manufacturing, and enhanced biological performance. This positioning is informed in part by the development history of earlier nanoparticle-based oncology drugs, including Abraxane® and subsequent polymeric micelle formulations, and reflects the Company’s strategy of leveraging prior regulatory and clinical precedents to accelerate development timelines.

Within this platform, the JV is advancing multiple pipeline candidates, including Sapu-001 and Sapu-006, which were recently highlighted as part of the BIO-Europe Spring 2026 presentation.

In addition to the development of OT-101 (also referred to as Sapu-002), the JV is advancing the development of five additional therapies:

a.	Sapu-001 – A paclitaxel-based taxane therapy, which can address cancers like breast cancer, non-small cell lung cancer, pancreatic cancer and ovarian cancer
b.	Sapu-003 – An evorolimus formulation, which can address renal cell cancer, neuroendocrine tumors and tuberous sclerosis complex (renal angiomyolipoma and subependymal giant cell astrocytoma)
c.	Sapu-004 – A carboplatin formulation, which can address small cell lung cancer, head and neck cancer and testicular cancer
d.	Sapu-005 – A palbociclib formulation, which would address HR+, HER2- breast cancer
e.	Sapu-006 – A docetaxel formulation, which can address prostate cancer and gastric cancer.

Each of these therapies, and the various cancers the address, have shown they are increasing in terms of incidences and that opens up the avenue to be able to generate revenues ranging from several millions of dollars to several hundreds of millions of dollars, if successfully developed and commercialized.

Below is information on each of the various therapies:

Sapu-001 is a paclitaxel-based Deciparticle™ formulation designed as a next-generation taxane therapy. The program is intended to improve upon existing paclitaxel formulations by leveraging ultra-small particle size and amphiphilic design to enhance tumor delivery and therapeutic index. Preclinical data presented by the Company indicate that Sapu-001 may achieve improved tumor penetration through mechanisms including caveolae-mediated transcytosis and vascular fenestration within tumor tissues, resulting in enhanced intratumoral drug accumulation. In nonclinical models, Sapu-001 demonstrated improved antitumor activity at equivalent doses and superior efficacy at higher doses relative to comparator formulations, while maintaining a favorable tolerability profile as evidenced by minimal systemic toxicity signals such as weight loss. The Company has indicated that Sapu-001 is being developed under a regulatory strategy intended to leverage existing clinical and regulatory data for paclitaxel-based products, including a potential 505(b)(2) pathway, with anticipated progression through early-phase clinical development followed by a pivotal bioequivalence study and subsequent regulatory submission.

As described above, Sapu-003, an evorolimus formulation, is designed to address the pharmacokinetic limitations of oral everolimus, which exhibits approximately 10% bioavailability, by enabling intravenous delivery and full systemic exposure. The Company has stated that this approach may allow improved tumor penetration and more consistent drug exposure, potentially translating into enhanced therapeutic activity. SAPU-003 is an intravenous injection of everolimus deciparticles, which can form better accumulation effects in tumor cells than oral Everolimus tablet, thereby improving clinical efficacy profile and safety profile. In the future, the company will rapidly advance the research and development of SAPU-003 based on Fyarro’s research and development experience.

SAPU-004 is a carboplatin deciparticles formulation, which produces carboplatin nanoparticles, having the following advantages over conventional carboplatin injection. Firstly, the structure is more stable and it has better targeting ability. Secondly, Carboplatin deciparticles can be metabolized via renal instead of via liver, greatly reducing renal toxicity. Thirdly, the transport of carboplatin nanoparticles through the vascular endothelium into the underlying tissue can be achieved, making the AUC of Carboplatin deciparticles far exceed that of conventional carboplatin injection, with higher bioavailability and better efficacy.

SAPU-005 is a palbociclib deciparticle formulation administered intravenously. Compared with oral palbociclib, the change in dosage form improves the drug accumulation in tumors with better safety and efficacy profile. Ibrance, the brand for palbociclib, reached peak sales in 2021, with global sales revenue of approximately US $5.4 billion. Given the clinical advantages of palbociclib deciparticle, its market potential is expected to be substantial.

Sapu-006 is a docetaxel-based Deciparticle™ formulation designed to address known limitations of conventional docetaxel products, including excipient-related toxicities and pharmacokinetic variability associated with formulations such as Taxotere. The Company has developed Sapu-006 as a surfactant-free formulation, eliminating the need for polysorbate 80 (Tween 80), which has been associated with hypersensitivity reactions and other adverse effects. The Company believes that the Deciparticle™ formulation may enable receptor-mediated transport mechanisms, including gp60 and caveolae-mediated pathways, thereby enhancing tumor delivery and increasing intratumoral drug concentrations. Additionally, the Company has reported that Sapu-006 may demonstrate improved pharmacokinetic characteristics, including dose proportionality and reduced variability, which may support higher dosing and improved therapeutic outcomes. According to the Company’s disclosures, Sapu-006 has entered Phase 1 clinical development and is expected to follow a development pathway that includes a pivotal bioequivalence study and potential regulatory submission within a shortened timeline relative to traditional de novo drug development programs.

The JV has emphasized that both Sapu-001 and Sapu-006 are representative of a broader platform strategy focused on reformulating established oncology agents to improve delivery, safety, and efficacy. This approach is intended to reduce development risk by leveraging known mechanisms of action and existing clinical experience, while creating differentiated products through enhanced pharmacokinetics, tissue distribution, and biomarker-driven targeting.

A key component of the Company’s strategy is its integrated manufacturing capability. The San Diego GMP facility has been designed to support Deciparticle™ production from early formulation through clinical manufacturing. The Company has described a streamlined “one-pot” manufacturing process that enables bulk drug production followed by sterile filtration, filling, and lyophilization to generate finished drug product. The facility includes capabilities for both nonclinical and clinical manufacturing, including Phase 1 clinical trial material production, and is supported by quality systems incorporating data management and automation technologies. The Company believes that this integrated manufacturing infrastructure provides a competitive advantage by enabling rapid scale-up and parallel development of multiple pipeline candidates.

The Company’s overall nanomedicine strategy, as articulated through Sapu Nano and the Deciparticle™ platform, is to establish a scalable pipeline of oncology therapeutics that can be advanced through accelerated regulatory pathways and supported by integrated manufacturing and development capabilities. The Company believes that this approach, combined with its biomarker-driven oncology programs and artificial intelligence–enabled platforms, positions the JV to generate multiple clinical-stage assets and potential commercialization opportunities.

Looking forward, the Company expects that key development milestones for its nanomedicine platform will include continued clinical advancement of Sapu-006, initiation of clinical studies for Sapu-001, and further expansion of the Deciparticle™ pipeline. The Company believes that successful execution of this strategy could enable the JV to establish a differentiated position in oncology drug delivery and contribute to long-term shareholder value.

From a JV valuation standpoint, the Company announced in November 2025 that the JV obtained a preliminary independent third-party valuation of approximately $2.3 billion for its therapeutic pipeline, assuming and implying an illustrative value of approximately $1 billion based on the Company’s 45% ownership interest in the JV. The Company had previously stated that this valuation was non-binding, forward-looking, and not determinative of fair value under U.S. GAAP, and that a separate ASC-compliant valuation process would be done. The Company conducted an ASC-compliant valuation, including and through an independent valuation expert, for the JV, based on the same parameters and conditions envisioned in the valuation conducted by the JV. Based on the valuation, the Company proceeded to record a change in the value of the Company’s interest in the JV of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability discounts, lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company, to derive the ASC-compliant valuation. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met.

Looking forward, the Company expects that key value inflection points for the JV will include: (i) IND submissions for multiple pipeline candidates; (ii) continued progression of Phase 1 clinical trials for Sapu003 and initiation of clinical studies for Sapu006; (iii) validation of biomarker-driven patient selection strategies; (iv) generation of clinical pharmacokinetic and safety data; and (v) potential strategic collaborations, or licensing or IPO transactions are done by the JV. The Company believes that successful execution across these milestones could position the JV—and Sapu Nano in particular—as a significant contributor to long-term shareholder value and a central pillar of its integrated oncology platform strategy.

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

AI/Blockchain: PointR/EdgePoint

PointR, an acquisition made in November of 2019, develops, and deploys high performance cluster computers and artificial intelligence (“AI”) technologies for inference processing of a camera-grid that are interconnected to create 360-degree vision-grid to track men and materials indoors. The scope was expanded to include the entire life cycle of a drug: discovery, clinical trials, and manufacturing. In addition, AI is being targeted to provide support for clinical trials and pre-clinical research. The deployment of AI technology for data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April 14, 2023. Leveraging its partnerships with industry leaders, the AI team plans to combine its own AI technology with industry standard Blockchain to transform drug manufacturing. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology.

Human labor costs represent the most expensive element in drug manufacturing. In the $70.0 billion CDMO (contract development manufacturing operations) industry, personnel costs of $30 billion are ripe for computer automation. Until now, computer technologies like MRP and ERP created more problems than resolved. The labor problem is compounded by the cost of personnel onboarding and turnover. It takes 6-9 months to train a quality control employee only to lose them to a competitor. At this time, this technology is being evaluated for being upgraded for future uses. This will be advanced through our JV at an appropriate time, as our JV has acquired non-exclusive rights to the technology. For more information on AI/Blockchain, refer to our 2002 Annual Report on Form 10-K filed with the SEC on April 14, 2023.

The Company’s go-to-market plan is to execute a proof-of-concept project, possibly through a planned CDMO by the JV. As part of the JV Agreement, the JV has acquired a non-exclusive license for the AI platform developed by PointR/EdgePoint for implementation in a planned CDMO. At this time, this technology is being evaluated for being upgraded for future uses. For more information on AI/Blockchain, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

AL-101: PD/ ED/FSD

The Company acquired AL-101 for the intranasal delivery of apomorphine for the treatment of PD, ED and FSD. The Company plans to pursue the development of AL-101 for the various indications upon being successful in raising additional resources required for the development of the product.

For more information on AL-101, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

CA4P as an Immuno-Oncology Agent

CA4P causes rapid and widespread tumor cell necrosis. A number of laboratories have shown that the type of tumor cell death induced by ischemic necrosis not only controls the presence or absence of specific tumor antigens, but also can result in immunological responses ranging from immunosuppression to anti-tumor immunity. The terms “immunogenicity of cell death” or “immunogenic cell death” is often used by scientists to describe the ability of dead/dying cells (especially of tumor cells) to mount antigen-specific and particularly CD8 + T-cell- mediated adaptive immune responses and not simply lead to innate inflammation. Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti- CTLA4 antibody monotherapy.

For more information on CA4P as an immune-oncology agent, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

CA4P: Pediatric Melanoma

It is expected that combination of CA4P with Ipilimumab or other immune-oncology drugs would result in improved tumor control for these patients above the 2 PR out of 17 patients treated with ipilimumab.

The FDA has granted an RPD for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug. For more information on CA4P for pediatric melanoma, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

For more information on OXi4503 for AML, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

The FDA has granted a RPD for OXi4503 for the treatment of pediatric AML. For more information of Oxi4503 for pediatric AML, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

PDAOAI

PDAOAI is the Company’s proprietary artificial intelligence–enabled knowledge platform, developed to support scientific, translational, and regulatory activities across its oncology pipeline. The platform was initially implemented by Oncotelic Therapeutics to streamline document search, synthesis, and analysis in knowledge-intensive environments, particularly within pharmaceutical research and development. Since its initial deployment, the Company has progressively expanded PDAOAI into a core infrastructure layer supporting research generation, biomarker discovery, and regulatory documentation across multiple programs.

Unlike general-purpose artificial intelligence tools, PDAOAI has been designed specifically for pharmaceutical and biotechnology applications, with an emphasis on regulatory-grade documentation, scientific traceability, and reproducibility. The platform is intended to operate as an “evidence-interrogation” system rather than a black-box predictive engine, enabling structured ingestion, semantic indexing, and clustering of large biomedical corpora. This design allows users to query, retrieve, and synthesize information in a manner that is auditable and aligned with regulatory expectations for data provenance and scientific justification.

During 2025, the Company significantly expanded the functional scope of PDAOAI and integrated it into its translational research workflow. This included the use of PDAOAI to support the preparation of peer-reviewed manuscripts, development reports, and regulatory documentation, as well as to enable interactive interrogation of scientific literature. The Company introduced interfaces that allow users to query individual publications and their associated reference networks, thereby facilitating deeper exploration of mechanistic hypotheses and clinical correlations within defined therapeutic areas.

PDAOAI has also been applied to the assembly and interrogation of multi-omic and clinical datasets, particularly in the context of biomarker-driven oncology research. The platform has been used to identify, prioritize, and validate biomarkers associated with treatment response, disease progression, and survival outcomes. This capability has been most prominently demonstrated in the Company’s work on TGFB2 signaling and tumor microenvironment biology, where PDAOAI has supported analyses across multiple tumor types, including ovarian cancer, breast cancer, pancreatic cancer, hepatocellular carcinoma, and glioblastoma.

As disclosed in Company press releases, PDAOAI contributed to the generation of at least seven peer-reviewed publications during 2025. These publications collectively span bioinformatic biomarker discovery, tumor microenvironment analysis, nanoparticle drug delivery, and clinical outcome correlations, and include studies demonstrating prognostic and predictive roles of TGFB2 methylation and expression across multiple cancers. The Company believes that this body of work provides validation of PDAOAI’s utility as a research acceleration platform and supports its role in generating clinically relevant insights. These publications are as follows:

Qazi, S.; Richardson, S.; Potts, M.; Myers, S.; Saund, S.; De, T.; Trieu, V. Bioinformatic Approach to Identify Potential TGFB2-Dependent and Independent Prognostic Biomarkers for Ovarian Cancers Treated with Taxol. International Journal of Molecular Sciences 2025, 26, 11900.

Chang, W.-H.; Shah, D.; Myers, S.; Potts, M.; Qazi, S.; Trieu, V. Comparative Tumor Microenvironment Analysis for HCC and PDAC Using KMplotter. International Journal of Molecular Sciences 2025, 26, 11920. This paper was also the subject of a separate December 15, 2025

De, T.; Trieu, V.; Myers, S.; Qazi, S.; Saund, S.; Lee, C. Sub-15 nm Nanoparticles for Drug Delivery: Emerging Frontiers and Therapeutic Potential. International Journal of Molecular Sciences 2025, 26, 10842.

Qazi, S.; Richardson, S.; Potts, M.; Myers, S.; Trieu, V. Bioinformatic Approach to Identify Positive Prognostic TGFB2-Dependent and Negative Prognostic TGFB2-Independent Biomarkers for Breast Cancers. International Journal of Molecular Sciences 2025, 26, 11580.

Saif, M.W.; Chang, W.-H.; Myers, S.; Potts, M.; Qazi, S.; Trieu, V. TGFB2 Expression and Methylation Predict Overall Survival in Pancreatic Ductal Adenocarcinoma Patients. International Journal of Molecular Sciences 2025, 26, 6357.

Trieu, V.; Potts, M.; Myers, S.; Richardson, S.; Qazi, S. TGFB2 Gene Methylation in Tumors with Low CD8+ T-Cell Infiltration Drives Positive Prognostic Overall Survival Responses in Pancreatic Ductal Adenocarcinoma. International Journal of Molecular Sciences 2025, 26, 5567.

Qazi, S.; Potts, M.; Myers, S.; Richardson, S.; Trieu, V. Positive Prognostic Overall Survival Impacts of Methylated TGFB2 and MGMT in Adult Glioblastoma Patients. Cancers 2025, 17, 1122.

By late 2025, the Company had further evolved PDAOAI into a large-scale knowledge platform built around a comprehensive TGF-β–centric biomedical corpus, comprising over one hundred thousand curated abstracts and associated datasets. Within this framework, PDAOAI enables semantic retrieval, clustering of related concepts, and cross-referencing of molecular, clinical, and literature-derived data. The platform is designed to generate hypotheses that are not only computationally derived but also traceable to underlying evidence, thereby facilitating scientific validation and regulatory acceptance. The Company has now positioned PDAOAI as a cross-program decision-support system integrating molecular biology, pharmacology, clinical outcomes, and regulatory-grade literature. The platform is used to inform multiple aspects of the Company’s operations, including target identification, biomarker strategy, clinical trial design, and regulatory positioning. In particular, PDAOAI is intended to complement the Company’s nanomedicine and biomarker platforms by identifying patient subpopulations most likely to benefit from specific therapeutic approaches and by supporting the development of precision oncology strategies.

The Company believes that PDAOAI represents a differentiating capability within its integrated platform, enabling the convergence of artificial intelligence, molecular biology, and clinical data into a unified framework. By embedding PDAOAI across its discovery and development processes, the Company aims to accelerate insight generation, improve decision-making, and enhance the probability of clinical and commercial success across its pipeline.

On April 2, 2026, the Company announced that it had entered into a strategic partnership with TechForce Robotics, Inc. (“TechForce”) to advance the commercialization of its PDAOAI-enabled, GMP-compliant robotics platform. This milestone reflects the culmination of several years of research and development efforts, resulting in an integrated platform designed to combine Oncotelic’s proprietary PDAOAI capabilities with TechForce’s robotics hardware and manufacturing expertise. The system under development is designed to operate within GMP-regulated environments and is intended to enable automated material handling, real-time monitoring, and PDAOAI-enhanced compliance workflows across pharmaceutical manufacturing and related applications. The key highlights of the commercialization include:

1.	Integrated AI + robotics platform, combining the Company’s PDAOAI capabilities with TechForce’s scalable robotics systems to automate critical operational workflows;
2.	Form a GMP-Compliant Design, designed to support regulatory requirements, including data capture, audit readiness, and validation frameworks;
3.	Improve operational efficiency and compliance, intended to reduce human intervention, minimize contamination risk, and enhance process consistency through real-time monitoring and intelligent automation; and
4.	Achieve scalable manufacturing capability, intended to leverage TechForce’s hardware expertise and manufacturing network to support commercial deployment and future growth.

Our Strategy and Development Plan

We have been operating with significant capital constraints since the reverse merger between the Company and Oncotelic Inc, and for this time period we have been seeking to secure sufficient funding to continue our operations while we simultaneously seek to advance our all our investigational drugs, whether under the JV or ourselves, for the treatment of cancer, coronaviruses, AI technology and more recently for PD, ED and FSD. Subject to our ability to secure additional capital, we would seek to further develop our product candidates. However, our inability to access capital historically has and may significantly impair our ability to develop these compounds. In the past 2 years, a significant portion of our funding has been provided by Dr. Vuong Trieu, our CEO, directly and indirectly through Autotelic Inc. If we are able to advance any or all of our drug candidates, we would seek to develop them till commercialization, however, there is no guarantee that we would be able to fully develop our products, obtain regulatory approvals and successfully commercialize them.

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. In this connection, in March 2022, the Company entered into a JV with Dragon to form GMP Bio. Both entities are affiliates of GMP. GMP Bio and the Company will work together to further the development of OT-101, wherein the Company provided the technology and technical expertise and GMP Bio would fund the development expenses. In December 2023, the JV initiated a GMP manufacturing facility in San Diego, California to develop several drug candidates, which individually and collectively, could bring significant value to the JV as well as to the Company, which was approved in the fourth quarter of 2024.

In addition to entering into transaction that would provide funding for the further development of the rest of our product candidates, other elements of our development strategy would currently include:

●	Initiating clinical trials of OT-101, and various other drugs, in various cancers through our JV: We have initiated one trial for OT-101, and we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP Bio. We are looking to conduct such trials in combination with other drugs like checkpoint inhibitors. We have filed the protocols for some of the trials being planned and we hope to be able to get acceptance from the FDA and be able to initiate the trials shortly thereafter. In addition, the JV is also working on the initiation of clinical trials for the other drugs, in various stages of development and through various regulatory pathways. In addition, we are developing several nanoparticle therapies to enhance the valuation of the JV and thereby the valuation of the Company.

●	Assuming we are able to secure additional funding, initiating a clinical trial of CA4P in combination with an immuno-oncology agent or seek any collaboration for the development of CA4P.

●	Assuming we are able to secure additional funding, continuing to evaluate OXi4503 in a clinical trial or seek any collaboration for the development of OXi4503.

●	Assuming we are able to secure additional funding, ramping up the apomorphine development program and initiating noninferiority trial comparing AL-101 against subcutaneous apomorphine for the treatment of PD. We are also considering ramping up the apomorphine development programs for ED and FSD/HSDD. The development of these products is subject to the Company being able to raise funding to support the development activities or being able to partner with a third party to co-develop or even any type of a transaction that permits the Company to capitalize on the assets.

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

In recent periods, the Company has focused a substantial portion of its operational and strategic efforts on the development and expansion of its JV nanoparticle platform, including the advancement of its two primary subsidiaries, Sapu Bio and Sapu Nano. Through Sapu Bio, the Company has concentrated on the clinical development and commercialization pathway of OT-101, its TGFβ2 antisense therapeutic, including efforts directed toward regulatory advancement, clinical trial execution, and biomarker-driven positioning. In parallel, through Sapu Nano, the Company has advanced its Deciparticle™ nanomedicine platform, including the development of multiple reformulated oncology agents designed to improve pharmacokinetics, tissue distribution, and therapeutic index.

The Company believes that this dual-focus strategy, leveraging Sapu Bio for biologics and RNA-based therapeutics and Sapu Nano for nanomedicine-enabled reformulations, has enabled it to establish a diversified and scalable development platform. Over the course of 2024 and through the date of this Report, the Company directed resources toward building out the operational infrastructure, manufacturing capabilities, and development pipeline of the JV, including the establishment of a GMP-licensed manufacturing facility, the expansion of its pipeline to multiple oncology candidates, and the advancement of lead programs into clinical-stage development.

As part of this strategy, the Company has also emphasized external validation of the JV’s value through strategic partnerships, clinical progress, and preliminary third-party valuation assessments. The Company believes that these efforts have resulted in a material increase in the implied value of the JV relative to its initial formation, although such increases remain subject to confirmation through market-based transactions, financings, or other valuation events.

Having established what it believes to be a strengthened foundation for the JV, the Company is now shifting its strategic focus toward internal growth initiatives. This transition reflects management’s view that the JV platform has reached a level of maturity sufficient to support continued development with more balanced resource allocation between the JV and the Company’s wholly owned initiatives.

Accordingly, the Company intends to pursue capital markets activities, including a potential uplisting to a national securities exchange and associated financing transactions, to support the next phase of growth. Proceeds from such activities are expected to be directed toward expanding the Company’s internal capabilities, including further development and commercialization of its PDAOAI platform, continued advancement of its proprietary pipeline programs, and enhancement of its integrated discovery, development, and regulatory infrastructure.

In particular, the Company plans to increase investment in PDAOAI as a core component of its long-term strategy, with the objective of establishing it as a central platform for knowledge integration, biomarker discovery, and decision support across its programs. In addition, the Company intends to advance internal pipeline assets that complement its JV activities, leveraging insights generated through PDAOAI and its biomarker programs to identify and prioritize new therapeutic opportunities.

The Company believes that this next phase—transitioning from JV-focused buildout to a more balanced model of internal and external growth—positions it to capture value both from its ownership interest in the JV and from the expansion of its proprietary platforms. Management believes that successful execution of this strategy, including completion of an uplisting and associated financing, could enhance the Company’s visibility, access to capital, and ability to scale its operations, thereby supporting long-term shareholder value creation.

REGULATORY MATTERS

Government Regulation and Product Approval

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the New Drug Application (“NDA”), process before they may be legally marketed in the United States and by comparable foreign agencies before they can be marketed in foreign countries and jurisdictions.

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

PATENTS AND PROPRIETARY RIGHTS

We actively seek to protect the proprietary technology that we consider important to our business, in the United States and other jurisdictions internationally that we consider key pharmaceutical markets.

As of April 14, 2026, we were the exclusive licensee, sole assignee or co-assignee of five granted U.S. patents, two pending U.S. patent application, and various granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable or will provide a competitive advantage or will afford protection against competitors with similar technologies.

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

We also rely upon trade secret rights to protect technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

COMPETITION

The industry in which we are engaged is characterized by continual product development and intense competition. Our competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, nearly all of which have financial, technical, and marketing resources significantly greater than ours. In addition, many of the small companies in our industry have also formed collaborative relationships with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and patenting new technologies in our line of business and any of these entities may commercialize products that may be competitive with ours.

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

EMPLOYEES

We had thirty eight full-time employees, five part-time employees and thirteen consultants as of December 31, 2025, however, all employees and consultants were compensated by the JV during the years ended December 31, 2025 and 2024, respectively. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company .

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risk factors also include, by reference, to any risk factors previously stated in our other regulatory filings, especially if not specified in the risks enumerated below.

RISKS RELATED TO OUR INVESTMENTS

Our principal asset is our minority investment in a JV, which makes an evaluation of our financial condition more difficult for investors.

Our principal asset is our minority interest in GMP Bio in connection with the JV. We account for our interest on the fair value method and our financial statements reflect only the fair value of that investment. Our financial statements do not include a balance sheet or statement of operations for the JV. We will adjust the value of our holdings in the JV from time to time when sufficient indications of a change in value exist, but the timing of those changes may depend on circumstances that are outside of our control. Accordingly, investors may find it more difficult to assess the underlying value of our company.

The JV is a pre-revenue life sciences venture that is difficult to value, and changes in development results, market conditions, valuation methodology or assumptions could result in material impairment charges, significant volatility in our financial results and/or a material reduction in our reported asset values.

Our principal asset is our investment in the JV. The JV is in the development stage, has not generated any revenue and has no approved or commercially marketed products. There is currently no established public trading market for interests in the JV, and the fair value of our investment is inherently difficult to determine. A recent third party ASC-compliant valuation substantially increased the estimated value of the JV and, as a result, increased the carrying value of our investment on our balance sheet. There can be no assurance that this increased valuation accurately reflects the realizable value of our investment or that such valuation will be sustained in future periods.

The valuation is based in part on management estimates and assumptions, including projections regarding development milestones, the probability of technical and regulatory success, market opportunity, timing of commercialization, comparable company or transaction metrics, discount rates and other inputs. There can be no assurance that this increased valuation is, or will remain, realizable. Future events—such as delays or failures in development, adverse clinical or regulatory outcomes, changes in the competitive landscape, deterioration in capital market conditions, higher discount rates, changes in comparable company valuations, or the JV’s inability to obtain additional financing, could cause the JV’s estimated value to decline, potentially materially.

If the carrying value of our investment is not recoverable or is otherwise required to be adjusted under applicable accounting standards, we could be required to recognize material non-cash impairment charges, mark-to-market adjustments, or other valuation-related losses in future periods. Any such charges could adversely affect our results of operations, financial condition, stockholders’ equity and key financial metrics, and could increase volatility in our reported earnings. In addition, because our ability to monetize our investment may depend on a future financing, sale, collaboration, licensing arrangement or other liquidity event at the JV level, we may not be able to realize value on a timeline or at a valuation that supports the current carrying value of our investment, or at all.

A material amount of our assets represents intangible assets, and our net income would be reduced, or our net loss would be increased, if our intangible assets became impaired.

As of December 31, 2025, our gross intangible assets and goodwill, from our 2019 PointR acquisition, represented approximately $1.1 million and approximately $2.8 million, respectively and the fair value of our investment in our JV was approximately $388 million, combined representing approximately 99% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on fair value. Intangible assets relate primarily to in-process research and development (“IPR&D”) and patents acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. If market and economic conditions or business performance deteriorates, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our financial condition and operating results.

RISKS RELATED TO OUR FINANCIAL CONDITION

If we are unable to obtain additional funding, we may be forced to cease operations.

We have experienced net losses every year since inception, except for the year ending December 31, 2025. Since inception and as of December 31, 2024, the Company had an accumulated deficit of approximately 38.0 million. During the year ended December 31, 2025, the Company earned net income of approximately $250.3 million, primarily on account of recording a non-cash change in fair value of our investment in the JV of approximately $365.4 million and correspondingly recording a deferred tax liability of approximately $111.6 million. We have no source of product revenue and do not expect to receive any product revenue in the near future. We may generate revenues from services rendered in the future, but we do not expect that to be of a regular and of a recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2025, we had approximately $0.1 million in cash, other assets of approximately $1.1 million and $17.9 million in current liabilities, of which $1.3 million pertains to Mateon’s liabilities prior to the Merger and $2.6 million of contingent liabilities, incurred upon our merger with PointR Data, Inc. in November 2019, that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time.

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

In the Notes to the Consolidated Financial Statements, and in their audit report with regard to our Financial Statements as of and for the years ended December 31, 2025, our independent registered public accountants, have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

The JV may not be able to successfully complete its planned IPO which could reduce its access to capital and may impair the value of our investment in the JV.

The JV is planning to secure additional financing for its operations through an initial public offering in Hong Kong. While the JV has engaged an investment banker and is taking active steps to progress to an initial public offering, there are no firm commitments to underwrite any public offering at this time. We cannot assure you that any public offering will occur at all, will occur within a specific timeframe, will raise sufficient funds to meet the JV’s needs, or will be on terms that will be beneficial to the Company. If the JV is unsuccessful in its efforts to complete the IPO it will have to find alternative financing to support its operations. There are no arrangement for any such financing at this time, and a lack of capital could cause the JV to have to reduce or suspend its operations. Any adverse financing impact on the JV could decrease its value, the value of our investment and the price of our common stock.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

We rely on a limited number of employees at the JV to manage and operate our business.

We had thirty eight full-time employees, five part-time employees and thirteen consultants as of December 31, 2025, however, all employees and consultants were compensated by the JV during the years ended December 31, 2025 and 2024, respectively. We rely on external consultants or outsource nearly all our research, development, preclinical testing, and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.

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

REGULATORY AND LEGAL RISKS

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

If we or the third parties on which we rely for the conduct of our clinical trials do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

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

We and the JV intend to take advantage of regulatory pathways to accelerate product candidate development, and failure to secure such pathways would result in increased product development costs and longer regulatory approval as we seek to commercialize our product candidates.

In addition to regular pathways of filing INDs and NDAs, we, or our partners, including the JV, also plan to follow expedited pathways such as 505(b)(2) pathway of expedited approvals so as to get our products to market and patients for unmet medical needs on an expedited basis. However, we cannot guarantee that the regulatory bodies would approve our approach or approve our products as planned. If we are unable to secure approval for such expedited pathways, we will incur increased research and development costs and longer regulatory approval times as we seek to commercialize our products.

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

Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amounts of dosages, has been, and we believe, may continue to be, important to our effort, although those processes, as such, may not be patentable. In addition, the issued patents may be declared invalid, or our competitors may find ways to avoid the claims in the patents. Further, our lack of access to adequate capital may cause us to curtail payment of fees necessary to maintain patents that we otherwise would seek to maintain, and we may make incorrect decisions regarding which patents to keep and which to abandon.

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

RISKS RELATED TO OUR COMMON STOCK

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

Our stock price may be volatile. The stock market in general and the market for smaller specialty pharmaceutical companies and biotechnology, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies or the quality of the underlying assets. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such shares. The market price for our common stock may be influenced by many factors, including but not limited to:

●	clinical trial and research development announcements;
●	regulatory developments affecting our or our competitor’s products
●	reduction in the fair value of our investment in the JV;
●	impairment of the goodwill and intangible assets;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market.

A limited trading market may increase the volatility of trading in our stock.

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

Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act and may be sold from time to time. As of December 31, 2025, we had approximately 205.6 million shares of common stock underlying currently outstanding convertible debt, warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

As of December 31, 2025, while we had net assets of approximately $262.8 million, our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

We may not be able to uplist our stock to a national stock exchange which could subject our stockholders to significant restrictions and costs.

Our common stock is not currently eligible for trading on the Nasdaq Capital Market or on a national securities exchange. While we are working to get our stock to trade on a nationally recognized stock exchange, we may not be able to do so.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025. While we continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future, or our material weaknesses would be rectified. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We are authorized to issue up to 750,000,000 shares of our common stock. As of December 31, 2025, we had approximately 444.2 million shares of common stock issued and outstanding, including approximately 1 million shares of common stock to be issued. As of December 31, 2025, we also had approximately 59.4 million warrants outstanding, approximately 24 million options and approximately 122.4 million shares of common stock issuable upon conversion of convertible notes.

Additionally, the Company has authorized 15,000,000 shares of Convertible Preferred Stock. As of December 31, 2025, 24,388 shares of the Company’s Preferred Stock were issued to our CEO, of which 4,065 were earned and vested and an additional 8,131 shares have been earned but not yet issued. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, and votes with the Common Stock on an as converted basis.

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

RISKS RELATED TO MAST HILL EQUITY LINE

Mast Hill’s sales of our Shares into the open market may cause material decreases in our stock price.

On August 1, 2025 we entered into an Equity Purchase Agreement with Mast Hill Fund L.P. (“Mast Hill”). In connection with that agreement we filed a Registration Statement covering the re-sale of up to 115.6 million shares of our common stock may be sold into the market by Mast Hill under the terms of the Equity Purchase Agreement and related agreements. Under the terms of the Equity Purchase Agreement, we can issue Put Notices to sell shares of common stock to Mast Hill, at prices based on recent trading prices. The sale of shares common stock by Mast Hill under the Registration Statement could cause our stock price to decline. In turn, if our stock price declines and we issue more Put Notices, this could cause more shares to come into the market, which could cause a further drop in our stock price.

Funding from our Equity Purchase Agreement with Mast Hill will be limited by our current shares outstanding and may be insufficient to fund our operations or to implement our strategy.

Under the Equity Purchase Agreement, and subject to other conditions, we may direct Mast Hill to purchase up to $25,000,000 worth of shares of our common stock over a 24-month period. However, we have limited shares of our common stock that have not already been reserved for outstanding derivative securities. Accordingly, we have registered 100,000,000 shares for issuance under the Equity Purchase Agreement. At an assumed hypothetical purchase price of $0.0912 equal to 97% of the closing price of our common stock of $0.0940 on December 17, 2025, as defined in the section entitled “Equity Purchase Agreement with Mast Hill Fund” in this prospectus) and assuming the sale by us to Mast Hill of all 100,000,000 Shares we would receive gross proceeds of approximately $9.1 million. We would need to eliminate outstanding derivative securities, authorize additional capital stock or effect another capital reorganization in order to sell more shares to Mast Hill and secure access to the full $25,000,000 in proceeds.

There can be no assurance that we will be able to receive all or any of the total commitment from Mast Hill. In additions to limitations because of our available capital stock, the Equity Purchase Agreement contains certain limitations, restrictions, requirements, conditions and other provisions that could limit our ability to cause Mast Hill to buy common stock from us. For instance, we are prohibited from issuing a Put Notice if the amount requested in such Put Notice exceeds the Maximum Put Amount, or the sale of Shares pursuant to the Put Notice would cause us to sell or Mast Hill to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by Mast Hill of more than 4.99% of our common stock (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder). Moreover, there are limitations with respect to the frequency with which we may provide Put Notices to Mast Hill under the Equity Purchase Agreement. Also, as discussed above, there must be an effective registration statement covering the resale of any Shares to be issued pursuant to any draw down under the Equity Purchase Agreement, and the registration statement of which this prospectus is a part covers the resale of only 100 million Shares that may be issuable pursuant to put notices under the Equity Purchase Agreement. The registration statements may be subject to review and comment by the staff of the Securities and Exchange Commission (the “SEC” or the “Commission”) and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of the registration statements cannot be assured.

The extent to which we rely on Mast Hill as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Mast Hill were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all 100 million shares of common stock under the Purchase Agreement with Mast Hill, we will still need additional capital to fully implement our current business, operating plans and development plans.

The sale or issuance of our common stock to Mast Hill at a discount may cause substantial dilution and the resale of the shares of common stock by Mast Hill into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

Under the Equity Purchase Agreement with Mast Hill and subject to other conditions, we may direct Mast Hill to purchase up to 100 million of our shares of common stock over a 24-month period. We registered an aggregate of approximately 115.6 million shares of our common stock (including 8,000,000 shares underlying the secured note, 5,350,000 shares underlying the warrants and 2,250,000 Commitment shares already issued) shares of common stock in the registration statement of which this prospectus is a part pursuant to the Registration Rights Agreement, representing shares which have been and may be issuable to Mast Hill under Note Purchase Agreement and the Equity Purchase Agreement. Notwithstanding Mast Hill’s beneficial ownership limitation set forth in the Note Purchase Agreement and Equity Purchase Agreement, if all of the approximately 115.6 million shares offered under the Registration Statement were issued and outstanding as of December 31, 2025, such shares would represent approximately 20.7% of the total number of shares of our common stock outstanding, including the 115.6 million shares offered. The number of shares ultimately offered for sale by Mast Hill under this prospectus is dependent upon a number of factors, including the number of Shares we ultimately issue and sell to Mast Hill under the Equity Purchase Agreement. Because the actual purchase price for the Shares that we may sell to Mast Hill will fluctuate based on the market price of our common stock during the term of the Equity Purchase Agreement, we are not able to determine at this time the exact number of shares of our common stock that we will issue under the Equity Purchase Agreement and, therefore, the exact number of shares we will ultimately register for resale under the Securities Act.

Specifically, because the price per share subject to a Put Notice will be equal to a 3% discount to certain trading prices of our common stock as set forth in the Equity Purchase Agreement, Mast Hill will pay less than the then-prevailing market price for our common stock, and the actual Equity Purchase price for the Shares that we may sell to Mast Hill will fluctuate based on the VWAPs and closing prices of our common stock during the term of the Equity Purchase Agreement. As a result of this discount, Mast Hill may have a financial incentive to sell our common stock immediately to realize the profit equal to the difference between the Equity Purchase price and the market price. If Mast Hill sells the common stock, the market price of our common stock could decrease. If the market price of our common stock decreases, Mast Hill may have a further incentive to sell the common stock that it holds. These sales may have a further impact on the market price of our common stock.

Moreover, there is an inverse relationship between the market price of our common stock and the number of shares of our common stock that may be sold pursuant to the Equity Purchase Agreement. That is, the lower the market price, the more shares of our common stock that may be sold under the Equity Purchase Agreement. Accordingly, if the market price of our common stock decreases (whether such decrease is due to sales by Mast Hill in the market or otherwise) and, in turn, the Equity Purchase price of our common stock sold to Mast Hill under the Equity Purchase Agreement decreases, this could allow Mast Hill to receive greater numbers of shares of our common stock pursuant to put notices under the Equity Purchase Agreement. Although the number of shares of our common stock that our existing stockholders own will not decrease, the common stock owned by our existing stockholders will represent a smaller percentage of our total outstanding shares after any such sales to Mast Hill. Depending on market liquidity at the time, the sale of a substantial number of shares of our common stock to Mast Hill at a discount to the then-prevailing market price for our common stock under the Equity Purchase Agreement, and the resale of such shares by Mast Hill into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, result in substantial dilution to existing stockholders and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may use the net proceeds from sales of our common stock to Mast Hill pursuant to the Equity Purchase Agreement in ways with which you may disagree.

We intend to use the net proceeds from sales of our common stock to Mast Hill pursuant to the Equity Purchase Agreement for working capital and general corporate purposes. As of the date of this report, we cannot specify with certainty all of the particular uses of the proceeds from sales of common stock to Mast Hill pursuant to the Equity Purchase Agreement. Accordingly, we will have significant discretion in the use of the net proceeds of sales of common stock to Mast Hill pursuant to the Equity Purchase Agreement. It is possible that we may allocate the proceeds differently than investors in this offering desire or that we will fail to maximize our return on these proceeds. We may, subsequent to this offering, modify our intended use of the proceeds from sales of common stock to Mast Hill pursuant to the Equity Purchase Agreement to pursue strategic opportunities that may arise, such as potential acquisition opportunities. You will be relying on the judgment of our management with regard to the use of the net proceeds from the sales of common stock to Mast Hill pursuant to the Equity Purchase Agreement, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. Any failure to apply the proceeds from sales of common stock to Mast Hill pursuant to the Equity Purchase Agreement effectively could have a material adverse effect on our business and cause a decline in the market price of our common stock.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors, including risk factors previously stated in any of our prior SEC filings but not specified above, before making an investment decision with respect to our common stock.

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

Engage Third-parties on Risk Management, as required

Recognizing the complexity and evolving nature of cybersecurity threats, the Company plans to engage external experts, including cybersecurity assessors and auditors in evaluating and testing our risk management systems. These partnerships would enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our possible collaborations with these third-parties will include regular audits, threat assessments, and consultation on security enhancements.

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

In the absence of a functional Audit Committee at this time, the full Board of Directors is responsible to oversight the cybersecurity risks for the Company.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB market, operated by OTC Markets, under the symbol “OTLC”. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Holders

As of April 13, 2026, there were 78 stockholders of record of the 444,197,032 outstanding shares of the Company’s common stock, including 1,019,303 shares pending to be issued to certain dissenting shareholders.

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

Since April 2022, the Company has conducted the vast majority of its development efforts for OT-101 through a joint venture (the “JV”), with Dragon Overseas Capital (“Dragon”). In connection with the formation of the JV, the Company contributed license rights OT-101 for both U.S. and the rest of the world, in exchange for a 45% equity interest in GMP Biotechnology Limited (“GMP Bio”), the JV, and Dragon agreed to provide approximately $27.6 million of research and development funding in exchange for a 55% ownership stake in GMP Bio. The Company accounts for its holdings in GMP Bio as an equity investment under the fair value option. Accordingly, the Company accounts for only its change in fair value in the Company’s investment in GMP Bio, and the income and expenses of the JV are not consolidated in the Company’s financial statements.

The Company announced in November 2025 that the JV obtained a preliminary independent third-party valuation of approximately $2.3 billion for its therapeutic pipeline, assuming and implying an illustrative value of approximately $1 billion based on the Company’s 45% ownership interest in the JV. The Company had previously stated that this valuation was non-binding, forward-looking, and not determinative of fair value under U.S. GAAP, and that a separate ASC-compliant valuation process would be done. Under the fair value option, the Company periodically conducts a fair value assessment and records a change in the value when circumstances warrant reassessing the value of investment in GMP Bio. The Company conducted an ASC-compliant valuation, including through an independent valuation expert based on the same parameters and conditions envisioned in the valuation conducted by the JV. Based on the Company’s evaluation, the Company proceeded to record a change in the value of the Company’s interest in the JV of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability and lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met. As previously announced, GMP Bio is progressing with its strategic and operational plans, which include efforts to secure third-party financing and a possible initial public offering in Hong Kong during 2026. For more information on, refer to Recent Joint Venture Developments below.

Recent Joint Venture Developments

The JV’s principal activities centered on the commercialization of OT-101 for certain oncology indications in the US and looking at other territories as well. In March 2025, the JV successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The JV is also sponsoring investigator-initiated studies for OT-101 for other oncology indications including lung cancer (non small cell lung cancer(“NSCLC”)and Mesothelioma.(“MPM”) and has started clinical development for OT-101 for pancreatic cancer. Over ten patent families have been filed exploiting the central role of TGFB2 as prognostic indicator for cancer survival and one patent family for the intracranial delivery device of brain cancer with issued patents in China and Germany.

In addition to OT-101, the JV has developed a nanoparticle platform (“Nano Platform”) that entails the formulation of products in new nanoparticle sizes. The JV anticipates that the Nano Platform may offer superior platform for the absorption of water insoluble drugs across a broad spectrum of cancers. The JV is working on improved formulations for OT-101 with new nanoparticle sizes. In addition, the JV has identified five additional compounds as product candidates on the Nano Platform, including the following:

●	The JV has completed the formulation development of the first product, everolimus for injection. The JV has initiated a global clinical trial for that product, including open patient enrollment in Australia. The JV hopes to complete the Phase 1 trial and to move to a Phase 3 noninferiority trial against Affinitor. Phase 3 trial is slated to initiate within one year with completion and submission for marketing approval no less than three years thereafter.

●	The JV is developing palbociclib for injection on the Nano Platform and expects to file the investigational new drug (“IND”) and to initiate a Phase 1 trial in 2026.

●	The JV is developing docetaxel and paclitaxel for injection on the Nano Platform and expects to file the IND to initiate a Phase 1 trial for this product candidate in 2026. These are expected to go through the 505(b)2 bioequivalence pathway for a more rapid entrance into the market

●	In addition, the JV has also identified developing carboplatin and intends to begin the development as soon as the other products clinical trials are under way.

The Nano or DeciparticleTM platform has proven robust and is being expand to other drug candidates through partnering. The platform is protected by more than 15 patent families covering chemical composition, manufacturing, and method of use.

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

The JV was initially funded by equity contributions from Dragon under the terms of the joint venture agreement. That equity funding commitment has been fully paid as of June 30, 2025. In May 2025, GMP Bio and Golden Mountain Partners, an affiliate of Dragon, entered into a note purchase agreement and promissory note pursuant to which Golden Mountain Partners agreed to loan funds to the JV sufficient to meet its operating expenses for 2025 and beyond. The loans are made as monthly advances, bear interest at the Wall Street Journal “Prime” rate, and matures on December 31, 2026. Amounts due under the promissory note are convertible into equity of the JV at the election of Golden Mountain Partner at a price equal to 80% of the price for shares issued in connection with an equity financing of $20 million or more, or otherwise at a mutually agreed price.

The JV is planning to conduct an initial public offering on the Hong Kong Stock Exchange in approximately late 2026. In connection with the planned public offering, the JV venture has retained an investment banker and a big four accounting firm as its independent accounting firm to audit the financial statements that would be included in the public filings. The JV also hired a valuation consultant to provide guidance on the potential pricing for the planned IPO. GMP Bio completed an independent third-party valuation, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. As of December 31, 2025, the Company owns 45% of GMP Bio.

The JV’s planned public offering is subject to a number of risks and uncertainties, some involving the JV’s ability to execute on its business plan, but others outside the JV’s control including market forces. Consequently, there is no assurance that the planned Hong Kong public offering will take place in late 2026, or at all, and there is no assurance as to what enterprise value would be ascribed to the JV at that time.

Based on the JV’s advances, including the development of the Nano Platform and pipeline and the planned Hong Kong public offering the Company believed that its ownership interest in the JV would be significantly higher than the reported value on its financial statements, which was based on the valuation at the time of its initial investment in the JV in 2022.

All these factors formed a basis for a triggering event of significant development for the JV and justified the JV, and consequently the Company, to reassess the fair value of the JV. After the business valuation exercise by GMP Bio, the Company proceeded to conduct its own independent assessment of the valuation of the JV. The basis for the valuation was utilizing the same conditions, financial projection, risks and parameters of assessment as done by the offshore independent valuation firm, and then applying additional independent parameters required to adhere to the strict ASC-compliant standards as generally used in the United States. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability and lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met.

PDAOAI

PDAOAI is the Company’s proprietary artificial intelligence–enabled knowledge platform, developed to support scientific, translational, and regulatory activities across its oncology pipeline. The platform was initially implemented by Oncotelic Therapeutics to streamline document search, synthesis, and analysis in knowledge-intensive environments, particularly within pharmaceutical research and development. Since its initial deployment, the Company has progressively expanded PDAOAI into a core infrastructure layer supporting research generation, biomarker discovery, and regulatory documentation across multiple programs. Unlike general-purpose artificial intelligence tools, PDAOAI has been designed specifically for pharmaceutical and biotechnology applications, with an emphasis on regulatory-grade documentation, scientific traceability, and reproducibility. The platform is intended to operate as an “evidence-interrogation” system rather than a black-box predictive engine, enabling structured ingestion, semantic indexing, and clustering of large biomedical corpora. This design allows users to query, retrieve, and synthesize information in a manner that is auditable and aligned with regulatory expectations for data provenance and scientific justification. During 2025, the Company significantly expanded the functional scope of PDAOAI and integrated it into its translational research workflow. This included the use of PDAOAI to support the preparation of peer-reviewed manuscripts, development reports, and regulatory documentation, as well as to enable interactive interrogation of scientific literature. The Company introduced interfaces that allow users to query individual publications and their associated reference networks, thereby facilitating deeper exploration of mechanistic hypotheses and clinical correlations within defined therapeutic areas. PDAOAI has also been applied to the assembly and interrogation of multi-omic and clinical datasets, particularly in the context of biomarker-driven oncology research. The platform has been used to identify, prioritize, and validate biomarkers associated with treatment response, disease progression, and survival outcomes. This capability has been most prominently demonstrated in the Company’s work on TGFB2 signaling and tumor microenvironment biology, where PDAOAI has supported analyses across multiple tumor types, including ovarian cancer, breast cancer, pancreatic cancer, hepatocellular carcinoma, and glioblastoma.

As disclosed in Company press releases, PDAOAI contributed to the generation of at least seven peer-reviewed publications during 2025. These publications collectively span bioinformatic biomarker discovery, tumor microenvironment analysis, nanoparticle drug delivery, and clinical outcome correlations, and include studies demonstrating prognostic and predictive roles of TGFB2 methylation and expression across multiple cancers. The Company believes that this body of work provides validation of PDAOAI’s utility as a research acceleration platform and supports its role in generating clinically relevant insights.

By late 2025, the Company had further evolved PDAOAI into a large-scale knowledge platform built around a comprehensive TGF-β–centric biomedical corpus, comprising over one hundred thousand curated abstracts and associated datasets. Within this framework, PDAOAI enables semantic retrieval, clustering of related concepts, and cross-referencing of molecular, clinical, and literature-derived data. The platform is designed to generate hypotheses that are not only computationally derived but also traceable to underlying evidence, thereby facilitating scientific validation and regulatory acceptance. The Company has now positioned PDAOAI as a cross-program decision-support system integrating molecular biology, pharmacology, clinical outcomes, and regulatory-grade literature. The platform is used to inform multiple aspects of the Company’s operations, including target identification, biomarker strategy, clinical trial design, and regulatory positioning. In particular, PDAOAI is intended to complement the Company’s nanomedicine and biomarker platforms by identifying patient subpopulations most likely to benefit from specific therapeutic approaches and by supporting the development of precision oncology strategies.

The Company believes that PDAOAI represents a differentiating capability within its integrated platform, enabling the convergence of artificial intelligence, molecular biology, and clinical data into a unified framework. By embedding PDAOAI across its discovery and development processes, the Company aims to accelerate insight generation, improve decision-making, and enhance the probability of clinical and commercial success across its pipeline.

On April 2, 2026, the Company announced that it had entered into a strategic partnership with TechForce Robotics, Inc. (“TechForce”) to advance the commercialization of its PDAOAI-enabled, GMP-compliant robotics platform. This milestone reflects the culmination of several years of research and development efforts, resulting in an integrated platform designed to combine Oncotelic’s proprietary PDAOAI capabilities with TechForce’s robotics hardware and manufacturing expertise. The system under development is designed to operate within GMP-regulated environments and is intended to enable automated material handling, real-time monitoring, and PDAOAI-enhanced compliance workflows across pharmaceutical manufacturing and related applications. The key highlights of the commercialization include:

1.	Integrated AI + robotics platform, combining the Company’s PDAOAI capabilities with TechForce’s scalable robotics systems to automate critical operational workflows;
2.	Form a GMP-Compliant Design, designed to support regulatory requirements, including data capture, audit readiness, and validation frameworks;
3.	Improve operational efficiency and compliance, intended to reduce human intervention, minimize contamination risk, and enhance process consistency through real-time monitoring and intelligent automation; and
4.	Achieve scalable manufacturing capability, intended to leverage TechForce’s hardware expertise and manufacturing network to support commercial deployment and future growth.

Recent Financing Transactions

In July 2025, the Company entered into a securities purchase agreement with Mast Hill Fund LP (“Mast Hill”), under which the Company issued one convertible note in the aggregate principal amount of $560,000 to Mast Hill (“2025 Mast Note”). The 2025 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of July 31, 2026, subject to acceleration in an event of default. Mast Hill has the right, at any time, to convert all or any part of the outstanding and unpaid balance under of the 2025 Mast Hill Note into shares of Company’s Common Stock at a conversion price of $0.07 per share. In connection with the issuance of the 2025 Mast Note, the Company issued Mast Hill 2,000,000 warrants to purchase Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued to Mast Hill 2,250,000 shares of the Company’s Common Stock as a commitment fee. For more information on the 2025 Mast Note, refer to Note 5 of the Notes to the Consolidated Financial Statements included in this report.

In August 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and Registration Rights Agreement with Mast Hill. Under the terms of the Mast EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of shares of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Mast EPA. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company intends to file the Registration Statement on Form S-1 with the SEC as soon as possible. In connection with the EPA, the Company issued 3,350,000 warrants to Mast Hill and recorded a fair value deferred finance cost of approximately $122,000.

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

Further in January 2026, the Company entered into a Securities Purchase Agreement (the “2026 Mast Hill Purchase Agreement”), with Mast Hill Fund, LP (“Mast Hill”), and the Company issued a convertible promissory note in the aggregate gross principal amount of approximately $398,333 (the “2026 Mast Hill Note”). The 2026 Mast Hill Note is convertible into shares of the Company’s Common Stock

The 2026 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of (a) the one-year anniversary of the date of the 2026 Mast Hill Purchase Agreement, or (b) the acceleration of the maturity of the 2026 Mast Hill Note by Mast Hill upon occurrence of an Event of Default (as defined below) or (c) on prepayment in full. The 2026 Mast Hill Note contains a voluntary conversion mechanism whereby Mast Hill may convert the outstanding principal and accrued interest under the terms of the 2026 Mast Hill Note into shares of Common Stock (the “Conversion Shares”), at a fixed price of $0.07 per share (the “Conversion Price”), subject to adjustments upon the occurrence of certain corporate events. The 2026 Mast Hill Note is secured against the assets of the Company, including all the assets owned by the Company’s direct or indirect subsidiaries, but other than and excluding the equity interests and the assets of the Company licensed or assigned within our joint venture agreement with Dragon Overseas Capital Limited, namely GMP Biotechnology and its subsidiaries. These assets include OT-101, CA4P, Oxi4503, AI and AI CDMO technologies and the nanoparticle platform. The Company also issued 1,422,613 warrants to purchase shares (the “Note Warrants”) of Common Stock of the Company at an exercise price of $0.15. Prepayment of the 2026 Mast Hill Note may be made at any time upon three trading days’ prior written notice to the respective holder, by payment of the then outstanding principal amount plus accrued and unpaid interest and reimbursement of such holder’s administrative fees. The 2026 Mast Hill Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at the respective holder’s election, the outstanding principal amount of the 2026 Mast Hill Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The 2026 Mast Hill Purchase Agreement require the Company to use the proceeds for general working capital, and not for (i) the repayment of any indebtedness owed to officers, directors or employees of the Company or their affiliates, (iii) any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with the Company’s currently existing operations), (iv) any loan, credit, or advance to any officers, directors, employees, or affiliates of the Company, or (v) in violation or contravention of any applicable law, rule or regulation. Further, on January 23, 2026, the Company entered into a Registration Rights Agreement with Mast Hill (the “Mast Hills Registration Rights Agreement - Note”), to register the shares of Common Stock issuable under and related to the 2026 Mast Hill Notes and the attached Note Warrants to purchase shares of the Company’s Common Stock.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August, 2025, the Company entered into independent contractor agreements with each of Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. Such services shall be provided by Jefferson and Valor for a period of 18 months, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and to be issued 20,322,930 restricted shares of the Company’s Common Stock and Valor has agreed to be compensated with 4,064,586 shares of Common Stock. While the shares of Common Stock will be issued to Jefferson, they are subject to forfeiture, and Jefferson will earn the Common Stock only upon the achievement of milestones, which were a) the Company’s market capitalization exceeding $45 million on any single trading day’s close, (b) the cumulative increase of at least $10 million in shareholder equity from the start of engagement, and (c) the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American) with at least one full day of trading. Subsequently, on January 6, 2026, there was an amendment to the agreement with Jefferson. The amendment amended one clause within the original agreement for Jefferson to earn the first milestone shares upon the Company reaching $45 million of market capitalization on any single trading day and which was achieved by the Company in November 2025. On the accomplishment of each milestone an amount equal to the greater of 6,774,300 or 1.663% of the Company’s fully diluted outstanding shares shall vest. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025 and on January 7, 2026.

New Private Placement with JH Darbie

In December 2025, the Company entered into a series of subscription agreements with 44 accredited investors which resulted in a conversion of 87 convertible promissory notes with an aggregate principal amount of approximately $2.2 million, under the prior JH Darbie Financing into new debt to the Company. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Agreement”) pursuant to which JH Darbie has the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. The December 2025 conversions fully converted JH Darbie PPM-2 notes into PPM-3 notes. For more information on the new JH Darbie Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

Short-term loans from related parties / families

As of January 1, 2025, approximately $2.1 million was outstanding and payable to Autotelic. During the year ended December 31, 2025, Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. As such, approximately $3 million was outstanding and payable to Autotelic at December 31, 2025.

As of January 1, 2025, approximately $76,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2025, the CFO further provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at December 31, 2025.

At January 1, 2025, $50,000 was outstanding and payable to the Company’s CEO. During the year ended December 31, 2025, the PPM-2 note of $125,000 with the CEO was converted into a short term loan. As such, $175,000 was outstanding to the Company’s CEO at December 31, 2025. As of December 31, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

During the year ended December 31, 2025, one accredited investor from PPM-2 did not participate in PPM-3 and his balance of $50,000 was converted into short-term loan to the Company Such short term loan, including accrued interest thereon, was repaid to the investor during the first quarter of 2026, after the period covered by the financial statements included in this Annual Report.

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

The impacts of any of the critical accounting policies and significant judgments and estimates, if applicable, have been reflected in the Notes to the Consolidated Financial Statements in this Report.

Results of Operations

Years Ended December 31, 2025 and 2024.

A comparison of the Company’s operating results for the year ended December 31, 2025, and 2024, respectively, is as follows.

	December 31, 2025	December 31, 2024	Variance
Operating expense:
Research and development	$4,357	$-	$4,357
General and administrative	3,182,242	376,013	2,806,229
Goodwill impairment	-	3,200,000	(3,200,000)
Total operating expense	3,186,599	3,576,013	(389,414)

Income (loss) from operations	(3,186,599)	(3,576,013)	389,414
Change in fair value of investment in GMP Bio	365,346,775	-	365,346,775
Interest expense, net	(885,488)	(857,723)	(27,765)
Reimbursement for expenses – related party	-	22,937	(22,937)
Change in the value of derivatives on debt	353,572	(280,402)	633,974
Loss on debt conversion	(1,058,976)	(88,258)	(970,718)
Miscellaneous Income	5,631	-	5,631

Net income (loss) before income taxes	360,574,915	(4,779,459)	365,354,374
Provision for income taxes (deferred)	(111,550,000)	-	(111,550,000)
Net income (loss) after income taxes	$249,024,915	$(4,779,459)	253,804,374

Net Income (Loss)

We recorded a net income after tax of approximately $249.0 million for the year ended December 31, 2025, compared to a net loss of approximately $4.8 million for the same period in 2024. The higher net income of approximately $253.8 million for the year ended December 31, 2025, as compared to the same period of 2024, was primarily due to recording the increase in fair value in our investment in GMP Bio of approximately $365.4 million, lower goodwill impairment of approximately $3.2 million recorded in 2024, compared to no similar impairment in 2025, higher provision for deferred income taxes of approximately $111.6 million, higher general and administrative expenses of approximately $2.8 million, higher loss on conversion of debt of approximately $1.0 million, partially offset by a favorable change in the value of derivatives on debt of approximately $0.6 million and lower interest expense of approximately $28 thousand.

Research and Development Expense

Research and Development (“R&D”) expense nominally increased by approximately $4 thousand incurred during the year ended December 31, 2025 as compared to no similar expenses during the same period of 2024.

As a result of our JV, we expect our R&D expense to remain low for the remainder of the year 2026 and will be subject to our ability to secure sufficient funding to fund any planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense increased by approximately $2.8 million, to approximately $3.2 million for the year ended December 31, 2025, as compared to approximately $0.4 million for the same period of 2024, primarily due to higher stock based compensation of approximately $2.4 million incurred for common stock and preferred stock issued in connection with services, approximately $0.2 million to settle litigation related to an ex-employee and approximately $0.2 million due to lower other general and administrative expenses.

Goodwill Impairment

During the year ended December 31, 2024, we recorded goodwill impairment of $3.2 million, on the approximately $12.0 million goodwill which we recorded upon our acquisition of PointR, based on the difference between our market capitalization and our net assets. No similar impairment was recorded during the year ended December 31, 2025.

Change in fair value of investment in GMP Bio

We recorded a change in fair value of our investment in GMP Bio for the year ended December 31, 2025 of approximately $365.4 million for the year ended December 31, 2024, compared to no similar change in fair value for the year ended December 31, 2024. The change in fair value was recorded based on a third-party ASC-compliant fair valuation of GMP Bio in accordance with US GAAP. As of December 31, 2025, the Company assessed that the fair value of its investment in the JV had materially changed due to all the development work that had occurred in the JV, hired the services of an ASC-compliant valuation firm to reassess the fair value of the JV and determined that a change in the fair value was required. As such, the Company recorded the change in fair value based on its 45% ownership in the JV. For more information, refer to Recent Joint Venture Developments above and Note 2 of the Notes to the Consolidated Financial Statements under Change in Fair Value of equity securities of GMP Bio.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.9 million for the years ended December 31, 2025 and 2024, primarily in connection with debt raised from convertible notes and the JH Darbie Financing, March 2022 financing, May 2022 financing and July 2025 financing. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5, Note 7 and Note 8 of the Consolidated Financial Statements of this Annual Report.

Reimbursement of expenses

There was no reimbursement of expenses from related parties for the year ended December 31, 2025, where-as the Company was reimbursed approximately $23 thousand, by Autotelic Inc. a related party, during the year ended December 31, 2024 for expenses incurred by the Company on behalf of our JV.

Change in value of derivatives

During the year ended December 31, 2025, we recorded a gain of approximately $0.4 million, as compared to loss of approximately $0.3 million, recorded during the year ended December 31, 2024, due to the change in value of derivatives on the notes issued to our CEO and the bridge investors.

Loss on Conversion of Debt

During the year ended December 31, 2025, we recorded a loss on conversion of debt of approximately $1.1 million, as compared to a similar loss of approximately $0.1 million during the same period of 2024. The higher loss incurred during the year ended December 31, 2025 was primarily due to the conversion of the PPM-2 debt to the PPM-3 debt.

Provision for income taxes (deferred)

During the year ended December 31, 2025, we recorded deferred income tax expenses of approximately $111.6 million, as compared to no similar expenses during the same period of 2024. The higher income tax expense incurred during the year ended December 31, 2025 was due to the recording of a change in the fair value of the Company’s investment in GMP Bio of approximately $365.4 million.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31,	December 31,
	2025	2024
Cash, including restricted cash	$109	$106
Working capital	(16,945)	(19,065)
Stockholders’ Equity	262,761	8,252

Except the year ending December 31, 2025, the Company has experienced net losses every year since inception. Since inception, and at the end of the year ending December 31, 2024, the Company had an accumulated deficit of approximately $38 million. As of December 31, 2025, the Company recorded net income of approximately $249 million after deferred taxes, and as such had positive equity of approximately $262.8 million. As of December 31, 2025, the Company had approximately $0.1 million in cash, approximately $1.1 million of prepaid and other current assets and current liabilities of approximately $18.1 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $11.9 million of short term debt, including accrued interest, and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. The Company also had approximately $1.9 million of long-term debt on account of the PPM-3 and $111.6 million of deferred income taxes Management expects to incur significantly lower costs and losses, especially due to the transfer of costs over to the JV since April 2022, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes and short term loans. A substantial part of the short term loans have been provided by officers and certain insiders, and sale of equity under the EPA with Peak One. The Company will need to raise additional capital in order to fund its operations and continue development of its product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has been developing OT-101 for various cancers, as well as a nanoparticle platform through the JV. Substantial development on that front has occurred during the past year.

The Company hopes to raise substantial additional capital through the sale of equity securities and/or debt, but no new financing arrangements, other than the EPA with Mast Hill, is in place at this time.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(1,383)	$(740)
Net cash provided by financing activities	1,386	656
Increase/ (decrease) in cash	$3	$(84)

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was approximately $1.4 million. This was due to the net income of approximately $249.0 million, offset by approximately $365.4 million recorded due to the change in fair value of the Company’s investment in GMP Bio; approximately recording deferred income taxes of approximately $111.6 million; $0.4 million due to the favorable change in fair value of the derivatives; increased by approximately $2.4 million stock-based expenses; by approximately $1.1 million of loss on conversion of debt; approximately $0.2 million of amortization of deferred financing costs and approximately $0.1 million due to changes in operating assets and liabilities.

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

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was approximately $1.4 million, due to approximately $0.5 million from convertible debt and approximately $0.9 million raised through short term loans.

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

Although we may, from time-to-time, manufacture drugs and conduct preclinical or clinical trials outside of the United States, our exposure to foreign currency risk is immaterial at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and any supplementary financial information filed as part of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are not effective at that time as a result of certain material weaknesses in our internal control over financial reporting discussed below.

Material Weaknesses in Internal Control over Financial Reporting

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025, was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management continues to implement measures, subject to the availability of resources required to design and maintain such controls, designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The implementation and remediation measures are planned subject to the availability of financial and therefore human resources. The remediation actions planned include:

●	Continue to search for, evaluate and recruit qualified independent outside directors;

●	Once independent directors are on Board, to augment or replace the non-independent directors to the Audit Committee and other committees.

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, we continued to work on our planned implementation and remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. Due to lack of resources, we have not made any substantial progress in our planned remediation efforts, however, we are optimistic that the Company to complete its planned execution of internal controls over financial reporting upon the availability of resources.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers followed by individual biographies of the directors and executive officers of the Company, including their business experience and other relevant information as of December 31, 2025.

Name	Age	Position
Vuong Trieu, Ph. D.	61	Chairman of the Board and Chief Executive Officer
Amit Shah	59	Chief Financial Officer
Saran Saund	68	Chief Business Officer
Anthony E. Maida III	73	Chief Medical Officer – Translation Medicine & Director
Steven W. King	61	Director and Consultant
Seymour Fein, M.D.	77	Chief Regulatory Officer and Chief Medical Officer (Consultant)

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

The Board had three standing committees, which consisted of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (collectively, the “Committees”), We have discontinued all the Committees since July 2021 and since that date, the full Board serves in lieu of all Committees. As our finances permit, we intend to engage independent directors to the Board and restart the Committees. Members on the committees will serve until their resignation or as otherwise determined by our Board.

Audit Committee

For the year ended December 31, 2025, the full Board acted in lieu of an Audit Committee. The full Board met four times during the year ended December 31, 2025 in lieu of the Audit Committee.

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

Compensation Committee

For the year ended December 31, 2025, the full Board acted in lieu of Compensation Committee. The full Board did not meet during the year ended December 31, 2025, since there were no compensation-based decisions to be made as the JV employs all of the individuals providing services for the Company.

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

Nominating and Governance Committee

For the year ended December 31, 2025, the Company had no Nominating and Governance Committee. The full Board acted in lieu of the Nominating and Governance Compensation Committee. The full Board did not meet during the year ended December 31, 2025, since there was no nominating or governance based decisions to be made.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met 7 times, which included four times in lieu of the Audit Committee, approved certain corporate actions by unanimous written consents four times during the fiscal year ended December 31, 2025. Each of our directors serving during fiscal 2025 attended all the meetings of the Board and in lieu of the Committees of the Board upon which such director served and that were held during the year ended December 31, 2025.

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

Risk Oversight

Our Board oversees a company-wide approach to risk management, determines the appropriate risk level for us generally, and assesses the specific risks faced by us to reviews the steps taken by management to mitigate those risks. While we continue to operate without committees, our Board has ultimate oversight responsibility for the risk management.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2025, and 2024 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(2)	All Other Compensation $	Total $
Vuong Trieu, Ph. D.	2025	—	—	—	—	—
President and Chief Executive Officer	2024	—	—	—	—	—

Anthony E. Maida III, Ph. D., M.D. MBA	2025	—	—	—	—	—
Chief Medical Officer (May 2020) Consultant	2024	—	—	—	—	—

Saran Saund	2025	—	—	—	—	—
Chief Business Officer	2024	—	—	—	—	—

Amit Shah	2025	—	—	—	—	—
Chief Financial Officer	2024	—	—	—	—	—

(1) Assuming the continuation of the cash compensation and benefits continue to be borne by the JV, the Company will not report such compensation information as part of the Company’s Executive Compensation.

(2) During the years 2025 and 2024, the Company has not granted any stock awards to any of its executive officers or directors, as the Company does not have a sufficient pool under the stock option plans to make such awards.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2025, to each of the executive officers named in the Summary Compensation Table. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Maida, Saund and Shah for each of the years when the options were granted.

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

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Mr. Saund and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Trieu; and Messrs. Saund and Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2025, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.04 per share.

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

Vuong N. Trieu, Ph. D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$675,000	$—	$675,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Option	1,998,255	—	1,998,255	—	—
Value upon Termination*	$99,913	$—	$99,913	$—	$—
Vested Stock / Received:
Number of Shares	1,198,255	—	1,198,255	—	—
Value upon Termination*	$59,913	$—	$59,913	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 18 months	N/A	Up to 18 months	N/A	N/A
	$18,964	$—	$18,964	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Saran Saund

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (40% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,993,798	—	1,993,798	—	—
Value upon Termination*	$99,690	$—	$99,690	$—	$—
Vested Stock Received:
Number of Shares (1)	1,193,798	—	1,193,798	—	—
Value upon Termination*	$59,690	$—	$59,690	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$5,671	$—	$5,671	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Amit Shah

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options:
Number of Stock Options (1)	1,997,093	—	1,997,093	—	—
Value upon Termination*	$99,855	$—	$99,855	$—	$—
Vested Stock Received:
Number of Shares (1)	1,197,093	—	1,197,093	—	—
Value upon Termination*	$59,885	$—	$59,885	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$11,208	$—	$11,208	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

*Based on the stock price of the Company as of December 31, 2025, of $0.05 and assuming the number of shares granted are vested and earned. Assuming that the JV would be responsible for the cash compensation and the health benefits that any of the executive officers named above, that cost may not be paid for by the Company Dr. Maida is a consultant Chief Medical Officer – Translation Medicine and is not subject to potential payments upon termination or change-in-control, and as such his information has not been compiled for this table.

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

Director Compensation

For the year ended December 31, 2025, and 2024, none of our directors, including Steven King our sole non-employee director, were paid in cash or stock awards for their services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 14, 2026, regarding the beneficial ownership of our common stock by:

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

We have computed the percentage of shares beneficially owned on the basis of 444,197,032 shares of our Common Stock outstanding as of April 14, 2026. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	133,808,826	(1)	29.0%
Steven W. King	4,188,059	(2)	0.9%
Anthony E. Maida III	3,137,314	(3)	0.7%
Amit Shah	2,584,871	(4)	0.6%
Saran Saund	18,347,759	(5)	4.1%
Seymour Fein, MD	-		-
All officers and directors as a group (6 persons)	166,066,829	(6)	35.4%

Beneficial owners of more than 5%
Vuong Trieu	133,808,826	(1)	29.0%
Balaji Bhakta	44,85,256	(7)	10.0%
Larn Hwang	25,714,323	(8)	5.8%

* < 1%

(1)	Includes: (a) 93,388,297 shares owned directly and beneficially by the reporting person; 11,669,415 shares of common stock issuable upon conversion of debt, 1,738,953 shares issuable upon exercise of stock options; and 8,491,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock; (b) 16,780,384 shares registered in the name of Autotelic, Inc., and 1,388,889 shares issuable upon conversion of debt held by Autotelic, Inc., and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of common stock and preferred stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his beneficial interest therein.

(2)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 3,330,647 shares of common stock and (ii) 857,412 shares issuable upon exercise of stock options granted to Mr. King.

(3)	Consists of (i) 1,137,314 shares of common stock and (ii) 2,000,000 shares issuable upon exercise of stock options.

(4)	Consists of (i) 358,837 shares of common stock, (ii) 527,778 shares of common stock issuable upon conversion of debt and (iii) 1,698,256 shares of common stock upon exercise of options.

(5)	Consists of (i) 16,456,480 shares of common stock, and (ii) 1,891,279 shares issuable upon exercise of stock options.

(6)	Consists of (i) 136,980,409 shares of common stock, (ii) 5,838,885 shares issuable upon conversion of debt, and (iii) 8,185,900 shares issuable upon exercise of options.

(7)	Consists of (i) 41,630,811 shares of common stock, (ii) (iii) 694,445 shares of common stock upon conversion of debt and 2,500,000 upon conversion of warrants.

(8)	Consists of (i) 23,455,990 shares of common stock, (ii) 1,208,333 shares of common stock issuable upon conversion of debt and (iii) 1,050,000 shares of common stock upon exercise of options.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	22,527,761	$0.22	4,972,739
Equity compensation plans not approved by security holders	1,650,000	0.30	350,000

Total	24,177,761	$0.23	5,322,739

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

Master Service Agreement with Autotelic Inc.

Oncotelic Inc. entered into a Master Service Agreement dated On March 9, 2020 (the “MSA”) with Autotelic Inc. Dr. Trieu, our Chairman and CEO, is a partial owner and control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. Under the MSA, Autotelic Inc. provides business functions and services to the Company in exchange for a fee, such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were approximately $2,000 for the years ended December 31, 2025 and 2024, respectively. The Company owed Autotelic, Inc. approximately $0.3 million at December 31, 2025 and 2024 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2024 Annual Report on Form 10-K filed with SEC on April 15, 2025. There we no payments to Autotelic, Inc. in connection with the License Agreement for the years ended December 31, 2025 and 2024.

Notes Payable and Short-Term Loan – Related Party

From time to time, Dr. Trieu our Chairman and CEO, advanced funds to the Company. At December 31, 2025 approximately $713,000, and payable to Dr. Trieu, was outstanding including: approximately $164,000 for a 2019 debenture, approximately $371,000, including accrued interest thereon, in a Fall 2019 Note bearing interest at five percent (5%) per annum, and $175,000 in short terms unsecured notes bearing no interest.

From time to time, Autotelic, Inc. has advanced funds to the Company. At December 31, 2025 approximately $3.2 million was outstanding including: $302,000 in August 2021 Notes bearing interest at five percent (5%) per annum, including accrued interest thereon, and approximately $2.9 million in short terms unsecured notes bearing no interest.

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

No expense was recorded during the years ended December 31, 2025 and 2024, respectively, related to this Agreement.

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

Effective April 1, 2022, Dr Maida’s compensation has been borne by the JV. No expense was recorded during the years ended December 31, 2025 and 2024, respectively, related to this Agreement.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest, to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the years ended December 31, 2025 or 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Rose Snyder and Jacobs, LLP (“RSJ”) for the audit for the years ended December 31, 2025 and December 31, 2024, respectively, and other services rendered during that period.

	2025	2024
Audit fees (1)	$110,500	$99,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$110,500	$99,000

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

We have been invoiced $110,500 by RSJ in connection with the reviews for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025; and for the year ended December 31, 2025.

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

In the absence of an Audit Committee, the responsibilities of the Audit Committee are fulfilled by the Board of Directors of the Company. As such, for the year ended December 31, 2025, the Board of Directors approved the appointment and services of RSJ.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.2	Certificate of Amendment to the Certificate of Incorporation dated September 24, 2020.	10-K	04/15/2021	3.5

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

3.4.	Amended and Restated By-Laws	8-K	05/19/2023	3.2

4.1	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.2	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC	8-K	4/25/2019	4.2

4.3	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.4	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.5	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

4.6	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

4.7	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

4.8	Form of Unsecured Convertible Note Purchase Agreement between the Company and Golden Mountain Partners dated January 31, 2022	8-K	02/02/2022	10.1

4.9	Form of Convertible Promissory Note issued by the Company dated January 31, 2022	8-K	02/02/2022	10.2

4.10	Form of Warrant	8-K	07/13/2023	10.3

4.11	Form of Note	8-K	07/13/2023	10.4

4.12	Senior Secured Promissory Note – Mast Hill	8-K	08/06/2025	10.2

4.13	Form of Note	8-K	12/09/2025	10.3

4.14	Form of Warrant	8-K	12/09/2025	10.4

4.15	Senior Secured Promissory Note – Mast Hill	8-K	08/06/2025	10.2

4.16	Form of 12% Convertible Unsecured Note	8-K	12/09/2025	10.3

4.17	Form of Warrant	8-K	12/09/2025	10.4

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.10	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.11	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.12	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.13	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 24, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.14	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	04/16/2021	10.1

10.15	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.16	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.17	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.18	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.19	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.20	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.21	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.22	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.23	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.24	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.25	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.26	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.27	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.28	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.29	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.30	Research and Services Agreement.	8-K	3/23/2020	10.1

10.31	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.32	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.2

10.33	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

10.34	Form of Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holding, Inc dated May 25, 2021	8-K	06/01/2021	10.1

10.35	Form of Note Purchase Agreement by and between the Company and Autotelic Inc. dated August 4, 2021	8-K	08/05/2021	10.2

10.36	Licensing Agreement by and between the Company and Autotelic Inc dated August 31, 2021	8-K	09/03/2021	10.1

10.37	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated September 21, 2021	8-K	09/27/2021	10.1

10.38	Licensing Agreement by and between the Company and Autotelic Inc dated September 30, 2021	8-K	10/04/2021	10.1

10.39	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated October 25, 2021	8-K	10/28/2021	10.1

10.40	Form of Securities Purchase Agreement by and between the Company and certain accredited investors	8-K	12/01/2021	10.1

10.41	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated March 29, 2022	8-K	04/04/2022	10.1

10.42	Form of Joint Venture Agreement between the Company and Dragon Overseas Capital Limited dated March 31, 2022		04/06/2022	10.1

10.43	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022		04/06/2022	10.2

10.44	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022		04/06/2022	10.3

10.45	Independent Consulting Agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.46	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.47	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

10.48	Form of Subscription Agreement	8-K	07/13/2023	10.1

10.49	Registration Rights Agreement	8-K	07/13/2023	10.5

10.50	Form of Subscription Agreement	8-K	02/02/2024	10.1

10.51	Securities Purchase Agreement – Mast Hill	8-K	08/06/2025	10.1

10.52	Registration Rights Agreement – Mast Hill	8-K	08/06/2025	10.3

10.53	Equity Purchase Agreement – Mast Hill	8-K	08/06/2025	10.4

10.54	Registration Rights Agreement – EPA – Mast Hill	8-K	08/06/2025	10.5

10.55	Independent Contractor Agreement – Jefferson	8-K	08/12/2025	10.1

10.56	Independent Contractor Agreement – Valor	8-K	08/12/2025	10.2

10.57	Restricted Stock Grant – Vuong Trieu	8-K	11/17/2025	10.8

10.58	Form of Subscription Agreement and Investment Letter	8-K	12/09/2025	10.1

10.59	Form of 12% Convertible Unsecured Note	8-K	12/09/2025	10.3

10.60	Form of Warrant	8-K	12/09/2025	10.4

10.61	Amendment 1 to Independent Contractor Agreement – Jefferson	8-K	01/06/2026	10.1

10.62	Amendment 1 to Restricted Stock Grant – Vuong Trieu	8-K	01/07/2026	10.1

10.63	Restricted Stock Grant – Vuong Trieu dated January 22, 2026	8-K	01/26/2026	10.1

10.64	Securities Purchase Agreement – Mast Hill	8-K	01/29/2026	10.1

23.1	Consent of the Independent Registered Accounting Firm				X

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

101.1	Interactive Data Files for the fiscal years ended December 31, 2025 and December 31, 2024				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of	April 15, 2026
Vuong Trieu, Ph. D.	the Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial and	April 15, 2026
Amit Shah	accounting officer)

/s/ STEVEN KING	Director	April 15, 2026
Steven King

/s/ ANTHONY MAIDA	Director	April 15, 2026
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and December 31, 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Investment in GMP Biotechnology Limited at Fair Value

Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company holds a 45% non-controlling interest in GMP Biotechnology Limited. The Company determined that it did not control the activities of GMP Biotechnology Limited but that it did have significant influence over GMP Bio. As a result, the Company accounted for its investment using the equity method of accounting. During 2022, the year GMP Biotechnology LImited was formed, the Company elected the fair value option under FASB ASC 825 relating to the accounting for its equity method investment in GMP Biotechnology Limited. The Fair Value Option requires management to adjust the carrying value of the investment in GMP Biotechnology Limited to fair value each reporting period.

Auditing management’s estimate of fair value was complex because of the significant judgment required to evaluate management’s assumptions used to determine the fair value of its investment in GMP Biotechnology Limited.

How We Addressed the Matter in our Audit

Our audit procedures related to the evaluation of the fair value of the investment in GMP Bio included the following, among others:

1.	We evaluated the appropriateness of managements significant accounting policies related to the fair value of investments.
2.	We inquired of management of the Company regarding clinical activities, capital fundraising, and budget to actual assessments for GMP Biotechnology Limited’s operations.
3.	With respect to the Company’s valuation of its investment in GMP Biotechnology Limited

a.	We assessed the qualifications and competence of management
b.	We assessed the qualifications and competence of the Company-hired valuation specialist engaged to evaluate the fair value of the Company’s investment in GMP Biotechnology Limited
c.	We evaluated the methodologies used to determine the fair value of the Company’s investment in GMP Biotechnology Limited
d.	We engaged a third-party valuation expert to evaluate the reasonableness of management’s valuation by:

i.	Assess the appropriateness of valuation methodologies and approaches
ii.	Review key assumptions and inputs used in the discounted cashflow model
iii.	Agree projected financial metrics to supporting documentation and/or market benchmarks
iv.	Evaluate projected capital requirements to support commercialization
v.	Evaluated sensitivity to changes in key assumptions
vi.	Review mathematical accuracy of management’s valuation report

e.	We considered whether there were any events that would contradict management’s assumptions.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021.

Encino, CA

April 15, 2026

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$88,857	$86,128
Restricted cash	20,000	20,000
Accounts receivable	51,324	18,976
Prepaid & other current assets	1,038,071	9,107

Total current assets	1,198,252	134,211

In process R&D	1,101,760	1,101,760
Goodwill, net	2,788,230	2,788,230
Investment in GMP Bio at fair value	388,000,000	22,653,225
Total assets	$393,088,242	$26,677,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,571,123	$2,437,167
Accounts payable - related party	348,111	346,057
Contingent Consideration	2,625,000	2,625,000
Derivative liability on notes	350,044	703,616
Convertible and short-term debt, net of costs	8,225,669	9,790,866
Convertible debt and short-term debt - related party, net of costs	4,023,331	3,297,208

Total current liabilities	18,143,278	19,199,914

Convertible long-term debt, net of costs	1,663,405	-
Deferred income tax liability	111,550,000	-

Total liabilities	131,356,683	19,199,914

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 24.388 and 0 shares issued and outstanding	244	-
Common stock, $.01 par value; 750,000,000 shares authorized; 442,596,856 and 407,289,618 issued and outstanding, respectively	4,425,968	4,072,899
Additional paid-in capital	47,095,219	42,219,400
Accumulated equity (deficit)	211,239,164	(38,040,668)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	262,760,595	8,251,631
Non-controlling interests	(1,029,036)	(774,119)

Total stockholders’ equity	261,731,559	7,477,512
Total liabilities and stockholders’ equity	$393,088,242	$26,677,426

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

Operating expenses:
Research and development	$4,357	$-
General and administrative	3,182,242	376,013
Goodwill impairment (See note 2 and 3)	-	3,200,000
Total operating expenses	3,186,599	3,576,013

Income/(Loss) from operations	(3,186,599)	(3,576,013)
Other income (expense):
Change in fair value of investment in GMP Bio	365,346,775	-
Interest expense, net	(885,488)	(857,723)
Reimbursement for expenses - related party	-	22,937
Change in fair value of derivative on debt	353,572	(280,402)
Loss on debt conversion	(1,058,976)	(88,258)
Miscellaneous income	5,631	-
Total other income (expense)	363,761,514	(1,203,446)
Net income (loss) before income taxes	360,574,915	(4,779,459)
Provision for income taxes	(111,550,000)	-
Net income (loss) after income taxes	249,024,915	(4,779,459)
Net income (loss) before non-controlling interests	249,024,915	(4,779,459)
Net loss attributable to non-controlling interests	(254,917)	(255,527)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$249,279,832	$(4,523,932)

Basic net income (loss) per share attributable to common stock	$0.59	$(0.01)
Basic weighted average common stock outstanding	421,045,524	404,396,473

Basic and diluted net income (loss) per share attributable to common stock	$0.59	$(0.01)
Basic and diluted weighted average common stock outstanding	422,234,747	404,396,473

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2025	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512
Common shares issued upon partial conversion of debt			6,851,270	68,512	411,077	-	-	479,589
Common shares issued for services			28,455,698	284,557	1,219,328	-	-	1,503,885
Preferred shares issued for services	24,388	244	-	-	1,849,199	-	-	1,849,443
Warrants issued in connection with private placement					1,396,215			1,396,215
Net income (loss)						249,279,832	(254,917)	249,024,915

Balance at December 31, 2025	24,388	$244	442,596,856	$4,425,968	$47,095,219	$211,239,164	$(1,029,036)	$261,731,559

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2024	-	$-	399,184,128	$3,991,839	$41,655,026	$(33,516,736)	$(518,592)	$11,611,537
Common shares issued in connection with debt conversion	-	-	8,105,760	81,060	564,374	-	-	645,434
Warrants issued with convertible notes			-	-	-	-	-	-
Net Loss			-	-	-	(4,523,932)	(255,527)	(4,779,459)
Balance as of December 31, 2024	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$249,024,915	$(4,779,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	-	3,200,000
Amortization of debt discount and deferred finance costs	198,053	122,141
Change in fair value of investment in GMP Bio	(365,346,775)	-
Deferred income taxes	111,550,000
Stock compensation expense	2,378,836	-
Loss on debt conversion	1,058,976	88,258
Change in fair value of derivative	(353,572)	280,402
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	657	53,249
Accounts payable and accrued expenses	103,711	293,174
Accounts payable to related party	2,054	1,958
Net cash used in operating activities	(1,383,145)	(740,277)

Cash flows from financing activities:
Net proceeds from convertible debt	478,000	-
Proceeds from short term loans, others	907,874	656,000
Net cash provided by financing activities	1,385,874	656,000

Net increase (decrease) in cash	2,729	(84,277)

Cash and restricted cash - beginning of period	106,128	190,405

Cash and restricted cash - end of period	$108,857	$106,128

Supplemental cash flow information:
Cash paid for:
Interest paid	$369,983	$365,940
Income taxes paid	$1,600	$1,600
Common shares issued upon partial conversion of debt	$479,589	$645,434

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

As of December 31, 2025, the Company owns 45% of GMP Bio. During the year ended December 31, 2025, GMP Bio completed an independent third-party valuation by an offshore independent valuation firm, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. This valuation was non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. That valuation was interpreted not to be a current measure of fair value under U.S. GAAP.

Oncotelic conducted an assessment of the change in fair value and hired the services of a separate, ASC-compliant valuation firm to perform a valuation of GMP Bio under U.S. GAAP standards. The results of this valuation that indicated a change in the value of the Company’s holdings in GMP Bio have been incorporated into this, consistent with the Company’s fair value reporting under U.S. GAAP. The valuation conducted by the independent valuation firm conducted a fair value of GMP Bio based on various methods compliant with US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio as assessed by the valuation firm, attributed the ownership of the Company in GMP Bio to ascertain the Company’s interest in GMP Bio, and recorded the resulting gain to the investment in GMP Bio at fair value. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability, lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. In the future, the Company will appropriately adjust the fair value of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met.

The Company entered into a JV with Dragon to form GMP Bio in March 2022. The Company’s ownership interest in GMP Bio is 45%, while that of Dragon Overseas is 55%. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors. The JV is also developing 5 other nanoparticles for various cancer therapies. The pharmaceutical development of OT-101, our nano-particle platform and other artificial intelligence (“AI”) development is being advanced through our JV. In addition, the JV has also set up a FDA certified cGMP development and manufacturing facility in San Diego, California which is capable of drug development and manufacture of Phase 1 clinical trial materials.

The JV continues preparing for planned Phase 2 and Phase 3 trials for OT-101 in high-grade glioma, pancreatic cancer, and other indications. The JV is also sponsoring investigator-initiated clinical studies in additional oncology applications. In addition, the JV is developing five additional therapeutic candidates, which, if successfully developed and approved, are anticipated to contribute significant revenues, income and meaningful long-term value to both the JV and the Company.

In addition to the development of OT-101 (also referred to as Sapu-002), the JV is advancing the development of five additional therapies:

a.	Sapu-001 – A paclitaxel-based taxane therapy, which can address cancers like breast cancer, non small cell lung cancer, pancreatic cancer and ovarian cancer

b.	Sapu-003 – An evorolimus formulation, which can address renal cell cancer, neuroendocrine tumors and tuberous sclerosis complex (renal angiomyolipoma and subependymal giant cell astrocytoma)
c.	Sapu-004 – A carboplatin formulation, which can address small cell lung cancer, head and neck cancer and testicular cancer
d.	Sapu-005 – A palbociclib formulation, which would address HR+, HER2- breast cancer
e.	Sapu-006 – A docetaxel formulation, which can address prostate cancer and gastric cancer.

Each of these therapies, and the various cancers the address, have shown they are increasing in terms of incidences and that opens up the avenue to be able to generate revenues ranging from several millions of dollars to several hundreds of millions of dollars, if successfully developed and commercialized.

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

Separately from the JV, the Company plans to develop OT-101 for select animal-health indications and is evaluating the use of digital assets and blockchain-based technologies to support that platform. The Company has also acquired apomorphine for potential uses in Parkinson’s disease, erectile dysfunction, and female sexual dysfunction. The Company continues to evaluate advancement opportunities for OXi4503 (for acute myeloid leukemia and myelodysplastic syndromes) and CA4P (in combination with checkpoint inhibitors for metastatic melanoma). The development of all these products will be subject to the availability of resources to develop them.

In April 2026, the Company announced that it had entered into a strategic partnership with TechForce Robotics, Inc. (“TechForce”) to advance the commercialization of its PDAOAI-enabled, GMP-compliant robotics platform. This milestone reflects the culmination of several years of research and development efforts, resulting in an integrated platform designed to combine Oncotelic’s proprietary PDAOAI capabilities with TechForce’s robotics hardware and manufacturing expertise. The system under development is designed to operate within GMP-regulated environments and is intended to enable automated material handling, real-time monitoring, and PDAOAI-enhanced compliance workflows across pharmaceutical manufacturing and related applications. The key highlights of the commercialization include:

1.	Integrated AI + robotics platform, combining the Company’s PDAOAI capabilities with TechForce’s scalable robotics systems to automate critical operational workflows;
2.	Form a GMP-Compliant Design, designed to support regulatory requirements, including data capture, audit readiness, and validation frameworks;
3.	Improve operational efficiency and compliance, intended to reduce human intervention, minimize contamination risk, and enhance process consistency through real-time monitoring and intelligent automation; and
4.	Achieve scalable manufacturing capability, intended to leverage TechForce’s hardware expertise and manufacturing network to support commercial deployment and future growth.

Fundraising

Mast Hill July 2025 Note

In July 2025, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $560,000, which note is convertible into shares of the Company’s Common Stock. This note was utilized for corporate expenses. This note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

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

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August, 2025, the Company entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. Such services shall be provided by Jefferson and Valor for a period of 18 months from the signing of the ICA, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and issued 20,322,930 forfeitable restricted stock awards (“RSAs”) of shares of Common Stock and Valor agreed to be compensated with 4,064,586 shares of our Common Stock. While the Common Stock underlying the Jefferson and Valor RSAs will be issued as of the date of the Jefferson and Valor ICAs, Jefferson will earn the RSAs and Common Stock only when certain corporate milestones are achieved. The corporate milestones (“Milestones”), when Jefferson will earn the RSAs and Common Stock, are when the Company’s market capitalization exceeds $100 million on any single trading day’s close, the cumulative increase of at least $10 million in shareholder equity from the start of engagement and the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American), with at least one full day of trading. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025. Further on December 31, 2025 the Company reported modifying the threshold of the first milestone contained within the ICA with Jefferson, to earn certain RSAs of shares the Company’s Common Stock upon the achievement certain corporate milestones. The amendment modified the Company’s market capitalization exceeded $100 million requirement on any single trading day’s close to $45 million on any single trading day’s close. This amendment was to enable the Company to be able to continue to build on its progress to date including making effective it’s equity line with Mast Hills, engagement of AGP for future financing, and engaging Sichenzia, Ross and Ferrell for uplisting the Corporation’s stock to a nationally recognized stock exchange and to achieve its corporate goals contained within the said ICA. For more information on the modification, refer to our Current Report on Form 8-K filed with the SEC on January 6, 2026.

Private Placement 3 & JH Darbie Financing

In December 2025, the Company completed the conversion of debt of forty-seven (47) accredited investors from the JH Darbie Financing from PPM-2 into the new subscription agreements under the new financing (“PPM-3”) in three tranches, which resulted in conversion of approximately $2.2 million. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Placement Agreement”), pursuant to which JH Darbie had the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Two of the investors did not participate in PPM-3 and their 7 units for a total of approximately $0.2 million were converted into short term loan to the Company, of which one investor was paid off after December 31, 2025 and before the filing of this report. For more information on the PPM-3 Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

March 2022 Notes

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $250,000, which Note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2025, Fourth Man converted a portion of the March 2022 debt, including interest, and conversion fee, of approximately $0.2 million for 2,991,270 shares of the Company’s Common Stock.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.7 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till December 2025. During the year ended December 31, 2025, Mast Hill converted a portion of the May 2022 debt, including interest, and conversion fee, of approximately $270,000 for 3,860,000 shares of the Company’s Common Stock. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of approximately $340,000, which note is convertible into shares of the Company’s Common Stock. During the year ended December 31, 2024, Blue Lake converted the balance of their debt, including accrued interest and penalty, of approximately $530,000 for approximately 7.6 million shares of the Company’s Common Stock. As of December 31, 2025, this note was fully converted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oncotelic, PointR; and Edgepoint for which there are non equity-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in GMB Bio is recorded and reported as a minority investment in equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-K and Regulation S-X.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception and till December 31, 2024, the Company had incurred net losses of approximately $38.0 million. During the year ended December 31, 2025, the Company earned a net profit of approximately $249.3 million, primarily due to the recording of an increase in fair value of the Company’s ownership in GMP Bio of approximately $365.4 million, reduced by deferred taxes of approximately $111.6 million. The Company has a negative working capital of approximately $16.9 million at December 31, 2025, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2025 of approximately $1.4 million. The Company has not been able to raise any substantial funding during the past few years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained short term loans of approximately $0.9 million from Autotelic Inc., a related party, net approximately $0.5 million from Mast Hill under a secured note during the year ended December 31, 2025. In addition, the Company obtained a short-term loan of $10 thousand from Amit Shah, it’s CFO during the year ended December 31, 2025.

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

Cash

As of December 31, 2025 and 2024, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024, respectively. Restricted cash consists of certificates of deposits held at banks as collateral.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2025 and 2024.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long- term investments accounted for at fair value under the fair value option for the investment in GMP Bio, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of December 31, 2025 and 2024. The Company has reported this under Level 3 assets:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2025
Investment in GMP Bio (equity securities)	$22,653,225	$365,346,775	$-	$388,000,000
Total	$22,653,225	$365,346,775	$-	$388,000,000

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2024
Investment in GMP Bio (equity securities)	$22,653,225	$-	$-	$22,653,225
Total	$22,653,225	$-	$-	$22,653,225

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of December 31, 2025 and 2024. During the year ended December 31, 2025, there has was a change in the long-term value of the Company’s investment in equity securities of GMP Bio and as such has been recorded as above. For more information, see Change in Fair Value of Equity Securities of GMP Bio below.

Change in Fair Value of Equity Securities of GMP Bio

On March 31, 2022, the Company entered into the JV with Dragon, contributing a license agreement for rights to OT-101for the territory within the United States of America with Sapu Holdings, LLC, a wholly owned subsidiary of GMP Bio and a license agreement for rights to OT-101 for the rest of the world with GMP Bio. For more information on the JV and the related agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio, on the date of the formation of the JV, was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of December 31, 2024, the carrying value of the Company’s investment in GMP Bio was approximately $22.7 million, which was included in Investment in GMP Bio at fair value on the consolidated balance sheet.

The investment in GMP Bio has been accounted for under the fair value method of accounting. Similarly, during the year ended December 31, 2025, the Company determined that a remeasurement of its investment to fair value was appropriate.

All the factors described below allowed the Company to form a basis for a triggering event of significant development for the JV and justified the JV, and consequently the Company, to reassess the fair value of the JV.

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

In addition to OT-101, the JV has developed a nanoparticle platform (“Nano Platform”) that entails the formulation of products in new nanoparticle sizes. The JV anticipates that the Nano Platform may offer superior platform for the absorption of water insoluble drugs across a broad spectrum of cancers. The JV is working on improved formulations for OT-101 with new nanoparticle sizes. In addition, the JV has identified five additional compounds as product candidates on the Nano Platform, including the following:

●	The JV has completed the formulation development of the first product, everolimus for injection. The JV has initiated a global clinical trial for that product, including open patient enrollment in Australia. The JV hopes to complete the Phase 1 trial and to move to a Phase 3 noninferiority trial against Affinitor. Phase 3 trial is slated to initiate within one year with completion and submission for marketing approval no less than three years thereafter.

●	The JV is developing palbociclib for injection on the Nano Platform and expects to file the investigational new drug (“IND”) and to initiate a Phase 1 trial in 2026.

●	The JV is developing docetaxel and paclitaxel for injection on the Nano Platform and expects to file the IND to initiate a Phase 1 trial for this product candidate in 2026. These are expected to go through the 505(b)2 bioequivalence pathway which should result in rapid entrance into the market

●	In addition, the JV has also identified developing carboplatin and intends to begin the development as soon as the other products clinical trials are under way

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

During the year ended December 31, 2025, GMP Bio completed an independent third-party valuation by an offshore independent valuation firm, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. This valuation was a non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. That valuation was interpreted not to be a current measure of fair value under U.S. GAAP. Although no assurances can be given, GMP Bio currently intends to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the unaudited Notes to the Consolidated Financial Statements.

The Company proceeded to conduct its own independent assessment of the valuation of the JV. The basis for the valuation was by placing reliance on the valuation report of the third party offshore valuation firm, the financial projection, risks and parameters of assessment as done by the offshore independent valuation firm, and then applying additional independent parameters, like discounts for lack of marketability and lack of control, and other standard discounts, required to adhere to the strict ASC-compliant standards as generally used in the United States. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value. In addition, the Company will appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of future reporting periods and when key value inflection points are met.

As many of the inputs considered for the purpose of the valuation are unobservable inputs including, but not limited to, the potential revenue projections, the probability of success, the conduct of the clinical trials under accelerated timelines of approvals by the territorial regulatory bodies similar to the 505(b)(2) pathway under the US FDA regulations, the timing of completion of the clinical trials and approvals of the products, timing of product launches, estimates for working capital, additional research and development and general and administrative expenses, estimated tax rates, interest rates of potential debt and many others.

The fair value of the Company’s investment was determined in accordance with ASC 820 Fair Value Measurement and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The valuation was performed with the assistance of an independent third-party valuation specialist and utilized an income approach (discounted cash flow method) and market-based approach (guideline public company multiples) and recent transactions, where available, to corroborate the results of the income approach. The final value was then arrived at by calculating the average of the values under the two approaches. The income approach of valuation incorporates assumptions that market participants would use in pricing the asset, including estimates of future financial performance and the selection of an appropriate discount rate.

Fair Value Hierarchy

The Company’s investment in the JV is classified within Level 3 of the fair value hierarchy under ASC 820 Fair Value Measurement due to the use of significant unobservable inputs, including projected cash flows and discount rates.

The fair value measurement was determined on a recurring basis as of December 31, 2025 and December 31, 2024. There were no transfers between Levels 1, 2, or 3 during the period.

The following table presents the fair value of the Company’s investment by level within the fair value hierarchy as of December 31, 2025:

(in million)	Level 1	Level 2	Level 3	Total
Fair value of investment in JV	-	-	$388,000,000	$388,000,000

Quantitative Information about significant unobservable inputs (Level 3)

Valuation Technique	Unobservable Input	Range
Discounted Cash Flow	Revenue growth rate	-1% to 400%
Discounted Cash Flow	EBIT margin	-146% to 33%
Discounted Cash Flow	Discount rate (WACC)	21.4%
Discounted Cash Flow	Terminal growth rate	3%
Discounted Cash Flow	Product penetration rates	1% to 35%, depending on the product

The projected revenue growth rates reflect an initial period of accelerated growth associated with the commercialization and market adoption of one product followed by additional products, subsequently followed by a gradual decline as the business matures and reaches a more stable and then stagnant growth phase as generics enter the market. The pharmaceutical industry often exhibits a financial profile characterized by initially negative EBIT margins, transitioning to high or blockbuster EBIT margins over financial projections. This J-curve trajectory is driven by extreme R&D costs, long development timelines and regulatory protection for a successful drug. The discount rate of 21.4% reflects management’s estimate of the JV’s weighted-average cost of capital, considering its early-stage nature, which to a great extent is mitigated by the expedited regulatory pathway to approval that the Company is planning under the 505(b)(2), for all the market risk, and company-specific risk factors. The significant unobservable inputs used in the fair value measurement are inherently uncertain and reflect management’s judgment about the assumptions market participants would use in pricing the asset. The terminal growth rate reflects long-term expectations for the business beyond the projection period. Increases (decreases) in revenue growth rates, EBIT margins, or terminal growth rates could result in a higher (lower) fair value, while increases (decreases) in the discount rate would result in a lower (higher) fair value.

Sensitivity and Measurement Uncertainty

The fair value of the Company’s investment in the JV is based on significant unobservable inputs and, as a result, is subject to substantial measurement uncertainty. Changes in key assumptions could result in a materially different fair value. For example, a 100 basis point increase in the discount rate could result in a decrease in the estimated fair value of approximately $120 million. The valuation is derived from projected future cash flows, which are inherently uncertain and subject to change due to, among other factors:

●	The JV’s ability to successfully execute its business strategy

●	Market adoption of its products and services

●	Competitive dynamics within the industry

●	Changes in macroeconomic conditions and capital markets

Given the early-stage nature of the JV and the absence of an active market for its equity interests, the fair value measurement is particularly sensitive to changes in key assumptions, including projected revenue growth rates, profitability, and the discount rate. Accordingly, actual results could differ materially from those reflected in the valuation, and such differences could have a material impact on the Company’s financial position and results of operations in future periods. The valuation does not represent a guaranteed realizable value and may differ significantly from amounts that could be realized in an actual transaction.

Restrictions on Transfer

The Company’s ownership interest in the Joint Venture is subject to certain contractual restrictions on transfer under the JV Agreement. In accordance with ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, such restrictions were considered in the determination of fair value.

Concentration of Credit Risk

The Company does not believe that it is exposed to significant concentrations of credit risk related to its investment in the Joint Venture.

Additional Considerations

The fair value of the Company’s investment reflects its 45% ownership interest and may differ from a pro rata share of the JV’s enterprise value due to factors such as lack of control and marketability. Discounts for lack of control and marketability were applied because the valuation was performed on a non-controlling, non-marketable basis, consistent with ASC 820 fair value. ASC 820 reflects a market participant perspective at the enterprise level. While the applied methods (discounted cash flow and Guideline Public Company) already incorporate risk and marketability assumptions, the Company conservatively applied the control and marketability discounts to the valuation. The valuation does not represent a guaranteed realizable value and may differ significantly from amounts that could be realized in an actual transaction.

Derivative Liability Related to 2019 Bridge Financing

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at December 31, 2025 and 2024, are Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2025 and 2024:

	December 31, 2025 Conversion Feature	December 31, 2024 Conversion Feature
Balance at January 1, 2025 and 2024	$703,616	$423,214
Change in fair value	(353,573)	280,402
Balance at December 31, 2025 and December 31, 2024	$350,043	$703,616

At December 31, 2025 and 2024, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Risk free interest	3.48% - 4.03%	3.98% - 5.09%
Market price of share	$0.04 - 0.08	$0.02 - 0.04
Life of instrument in years	0.01	0.01
Volatility	114.47%-139.5%	138.38%-226.9%
Dividend yield	0%	0%

A contingent consideration liability of $2,625,000 for shares of the Company, issuable to PointR shareholders recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the year ended December 31, 2025 or 2024, respectively.

If, and when, the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2025 and 2024, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. During the year ended December 31, 2025, the Company had 1,189,223 equivalent shares of its Common Stock attributable to notes, convertible into Common Stock. No stock options or warrants were included as the stock options and warrants were not in the money. During the year ended December 31, 2024, no equivalent shares of the Common Stock were included as the Company had incurred losses during this period and addition of such stock equivalents in the computation would have been anti-dilutive.

A tabular representation of the dilutive common stock equivalents as of December 31, 2025 is shown below. No similar dilutive common stock equivalents were present as of December 31, 2024.

Dilutive common stock equivalents	December 31, 2025
Convertible debt	1,189,223
Warrants	-
Stock options	-

Total	1,189,223

A tabular presentation of the reconciliation of basic weighted average common stock outstanding to basic and diluted weighted average common stock outstanding for the year ended December 31, 2025 is presented below. No similar dilutive common stock equivalents were present as of December 31, 2024 as the Company had incurred losses during this period and addition of such stock equivalents in the computation would have been anti-dilutive

December 31, 2025
Basic weighted average common stock outstanding	421,045,524
Add: Dilutive common stock equivalents	1,189,223

Total	422,234,747

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

For shares issued in connection with provision of services, the Company estimates the cost of the shares at the price of the Company’s stock on the date of issuance and records that cost as a stock-based compensation cost.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2025 and 2024, there were no impairment losses recognized for long- lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2025 and 2024, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the year ended December 31, 2025, no impairment was recognized towards goodwill. For the year ended December 31, 2024, we recorded an impairment loss of approximately $3.2 million on our goodwill, based on the difference between the carrying value of our goodwill as against the market capitalization of the Company. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At December 31, 2025 and 2024, the Company identified EdgePoint to be the Company’s sole VIE. At December 31, 2025, and 2024, the Company’s ownership percentage of EdgePoint was 29% each, respectively. The VIE’s net assets were less than $0.1 million at December 31, 2025 and 2024, respectively.

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares shall be included in the financial results from other income. Refer to Note 6 to these Notes to the Consolidated Financial Statements.

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

The Company elected the fair value option under the fair value option Subsection of Section 825-10-15 to account for its equity-method investment, as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the Company.

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

We have used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. As such, we performed a quantitative impairment assessment of goodwill for our single reporting unit at the end of 2024, due to a sustained decline in our market capitalization and an increase in negative economic outlook for biotech markets We estimated and reconciled the fair value of our reporting unit utilizing our market capitalization based on the stock price of our Common Stock as of December 31, 2024. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible assets were not impaired. Based on the market capitalization, we further concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $3.2 million during the year ended December 31, 2024. The calculation of the impairment charge included substantial fact-based determinations and estimates. The Company evaluated if it needed to record any additional goodwill impairment as of December 31, 2025, based solely on the market capitalization of the Company and concluded that no further impairment was required to be recorded for the year ended December 31, 2025.

A summary of our goodwill as of December 31, 2025 and 2024 is shown below:

	December 31, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$2,788,230	$5,988,230
Less: Goodwill impairment due to market capitalization	-	(3,200,000)
Balance at December 31, 2025 and 2024	$2,788,230	$2,788,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of December 31, 2025 and December 31, 2024 was $1,101,760. For more information on the IPR&D, please refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2025	December 31, 2024
Accounts payable	$1,638,713	$1,691,725
Accrued expenses	932,410	745,442
	$2,571,123	$2,437,167

	December 31, 2024	December 31, 2024
Accounts payable – related party	$348,111	$346,057

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of December 31, 2025 and December 31, 2024, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	December 31, 2025	December 31, 2024
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	138,958	133,958
5% Convertible note payable – Related Party	326,233	313,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	325,753	313,253
5% Convertible note payable – CEO & CFO – Related Parties	106,759	102,659
5% Convertible note payable – Bridge Investors	218,722	210,322
	1,116,425	1,073,925
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	305,052	292,552
5% Convertible note – Bridge investors	455,751	437,075
5% Convertible note – CFO – Related Party	91,522	87,770
	852,325	817,397
March 2022 Notes
16% Convertible Notes – Accredited Investors	58,531	233,687

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,930,247	4,840,247

May and June 2022 Note
16% Convertible Notes – Accredited Investors	809,492	993,130

JH Darbie PPM-2 Debt
16% Convertible Notes - Non-related parties	-	2,183,638
16% Convertible Notes – CEO – Related Party	-	125,000
	-	2,308,638
Accrued Interest	102,795

July 2025 Note
10% Convertible Note – Accredited Investor	465,261	-

Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	86,050	76,050
Short term debt – Autotelic Inc. – Related Party	2,992,874	2,085,000
Short term Debt from CEO – Related Party	175,000	50,000
Short term loan from Accredited investor	50,000	-
	3,513,924	2,421,050
Total of short term convertible debentures & notes and other debt	$12,249,000	13,088,074

	December 31, 2025	December 31, 2024

Long Term Debt
JH Darbie PPM-3 Debt
12% Convertible Notes – Accredited Investors	$1,663,405	-

Convertible Debentures

As of December 31, 2025, the Company had a derivative liability of approximately $350,000 and recorded a change in fair value of approximately $353,600 during the year ended December 31, 2025, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor. As of December 31, 2024, the Company had a derivative liability of approximately $704,000 and recorded a change in fair value of approximately $280,000 during the year ended December 31, 2024, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

There was no activity during the year ended December 31, 2025 and 2024. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of December 31, 2025, and 2024.

Further, the Company recorded interest expense of approximately $42,500 on these Fall 2019 Notes for the years ended December 31, 2025, and 2024. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2025, and 2024 was approximately $1,116,400 and $1,073,900 respectively.

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

Between June 2020 and January 2022, the Company entered into four Unsecured Convertible Note Purchase Agreements with Forever Prosperity, for a total amount of $4.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of December 31, 2025, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.9 million and $4.8 million, as of December 31, 2025, and December 31, 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company incurred approximately $90,000 of interest expense.

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

As of December 31, 2025 and 2024, the August 2021 convertible notes, net of debt discount, consist of the following amounts:

	December 31,	December 31,
	2025	2024
Autotelic Related party convertible note, 5% coupon December 2024	$305,052	$292,552
CFO Related party convertible note, 5% coupon December 2024	91,522	87,770
Accredited investors convertible note, 5% coupon December 2024	455,751	437,075
	$852,325	$817,397

During the years ended December 31, 2025 and 2024 the Company recognized approximately $35,000 of interest expense on the August 2021 Investors notes of which approximately $16,000 are attributable to related parties.

At December 31, 2025, and 2024, accrued interests on these convertible notes totaled approximately $153,000 and $119,000, respectively.

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

As of December 31, 2025, and December 31, 2024, the Fourth Man convertible note, net of debt discount, consist of the following amounts:

	December 31, 2025	December 31, 2024

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$58,531	$233,687
Unamortized debt discount	-	-
Convertible notes, net	$58,531	233,687

During the year ended December 31, 2025, the Company converted approximately $150,000 in principal and approximately $54,100 in accrued interest and legal fees into 2,991,270 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, The Company has recorded an estimated default penalty of approximately $70,000.

As of December 31, 2024, the balance includes the remaining principal of $142,000 and $70,000 of accrued default penalty pursuant to the terms of the underlying agreement.

The Company recognized approximately $24,800 and $34,000 of interest during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there was approximately $0.1 million and approximately $0.2 million outstanding and payable under the March 2022 Financing, respectively.

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

As of December 31, 2025, and December 31, 2024, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	December 31, 2025	December 31, 2024
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$809,492	$993,130
Convertible notes, net	$809,492	$993,130

During the year ended December 31, 2025, the Company converted approximately $272,000 in accrued interest and legal fees into 3,860,000 shares of common stock. The May 2022 Mast Note had been extended through May 27, 2025 at a cost of approximately $82,000, and which is included in the amount outstanding and payable to Mast as of December 31, 2025. Mast Hill further extended the May 2022 Mast Note to December 31, 2026 in August 2025.

Accrued interest was approximately $204,000 and $388,000 as of December 31, 2025 and 2024, respectively. The Company recognized approximately $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants during the years ended December 31, 2025 and 2024, respectively.

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

July 2025 Mast Financing

On July 31, 2025, the Company entered into a securities purchase agreement with Mast, whereby the Company issued a secured convertible note in the aggregate principal amount of $560,000 convertible into shares of Common Stock of the Company (“July 2025 Mast Note”). The July 2025 Mast Note carries a twelve (12%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.07. The note is secured against the assets of the Company, excluding any assets assigned to the JV. In connection with the July 2025 Mast Note, the Company granted a total number of 2,000,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued 2,250,000 of the Company’s common stock as commitment shares to Mast. The July 2025 Mast Note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

As of December 31, 2025, and 2024, the July 2025 Mast Note, net of debt discount, consist of the following amounts:

	December 31, 2025	December 31, 2024

Mast Hill Convertible note, inclusive of accrued interest 10% coupon due August 2026	$583,512	$-
Convertible notes, gross	$583,512	$-
Less: debt discount recorded	(203,833)	-
Amortization of debt discount	85,582	-
Convertible notes, net	$465,261	$-

The Company recognized approximately $23,500 and $0 of accrued interest during the year ended December 31, 2025, and 2024, respectively. The Company recognized approximately $85,600 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the year ended December 31, 2025.

Other short-term advances

As of December 31, 2025 compared to December 31, 2024, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	December 31, 2025	December 31, 2024
Short term advance from CFO – Related Party	$86,050	$76,050
Short term advance from CEO – Related Party	50,000	50,000
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	2,992,874	2,085,000
Short term advance – CEO – Related Party	125,000	-
Short term advance – Accredited investor	50,000	-
	$3,513,924	$2,421,050

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024, Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the year ended December 31, 2025, Autotelic Inc. provided additional short-term funding of approximately $907,000 to the Company. As such, approximately $3 million was outstanding and payable to Autotelic at December 31, 2025.

As of January 1, 2024, approximately $35,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2024, the CFO provided additional short-term funding of $41,000. In the year ended December 31, 2025, the CFO further provided additional short-term funding of $10,000 to the Company. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at December 31, 2025. In December 2023, the Company received $50,000 from the Company’s CEO. In December 2025, the amount due from PPM-2 payable to the CEO of $125,000 was converted into a short term loan. As such, $175,000 was outstanding to the Company’s CEO at December 31, 2025. As of December 31, 2025, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

In the year ended December 31, 2025, two accredited investors from PPM 2 did not participate in PPM 3 and their balance of $175,000 was converted into short-term loan to the Company. As of the day of this filing, $50,000 of that has been repaid to one of the investors.

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

As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. The JV was initially funded by equity contributions from Dragon under the terms of the joint venture agreement. That equity funding commitment has been fully paid as of June 30, 2025. In May 2025, GMP Bio and Golden Mountain Partners, an affiliate of Dragon, entered into a note purchase agreement and promissory note pursuant to which Golden Mountain Partners agreed to loan funds to the JV sufficient to meet its operating expenses for 2025 and beyond. The loans are made as monthly advances, bear interest at the Wall Street Journal “Prime” rate, and mature on December 31, 2026. Amounts due under the promissory note are convertible into equity of the JV at the election of Golden Mountain Partners at a price equal to 80% of the price for shares issued in connection with an equity financing of $20 million or more, or otherwise at a mutually agreed price. As of December 31, 2025, the JV had approximately $25.4 million in assets, recorded approximately $11.3 million in liabilities, received loans of approximately $7.7 million from Golden Mountain Partners and incurred approximately $14.8 million and $9.4 million in operational expenses for the years ended December 31, 2025 and 2024, respectively.

The JV has initiated phase 2 and 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. In late 2023, the JV initiated a plan to start evaluating various nanoparticles that could treat various cancers. In this regard, the JV identified a total of 4 compounds, in addition to OT-101, which had the potential of significant revenue generation for the JV. In the same year, the JV signed a lease agreement to set up a GMP manufacturing facility in San Diego (“SD”), California. The main purpose of this facility was to initially commence an aggressive formulation development of newly planned nanoparticle platform (“Nano Platform”). The GMP manufacturing facility was initiated in January 2024. Upon the initiation of this facility by the JV, the JV commenced the development work on two of the four identified compounds, as well as other activities, in tandem with the development of OT-101. The JV has since completed the formulation development of one of the products and is moving to complete the formulation development for the three additional products. The JV is also working on improved formulations for OT-101 with new nanoparticle sizes. The JV also has started clinical development for OT-101 for pancreatic cancer. Significant progress has been made in the development of the products and the JV anticipates to complete the formulation development work in 2026 and pushing to initiate clinical trials for the various compounds. In late 2024, the GMP facility in San Diego was issued a Drug Manufacturing License by the State of California Department of Public Health and Food and Drug Branch. Further, in late 2024, the JV identified a sixth candidate as a compound for development for the JV and has already started to work on the formulation development of that compound as well. All developmental and manufacturing, including for Phase 1 clinical trial materials, will be performed at the SD site.

In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of December 31, 2025, as the development and IPO operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV. The Company also utilized the services of an ASC-compliant third party valuation firm to validate the Company’s assessment. Based on the Company’s assessment and report, and considering the Company’s 45% ownership in the JV, the Company proceeded to record an increase in fair value of the Company’s ownership interest in GMP Bio of approximately $542.5 million.

A summary of the change in fair value of our investment in GMP Bio, as of December 31, 2025 and 2024 is shown below:

	December 31, 2025	December 31, 2024
Balance at January 1, 2025 and 2024	$22,653,225	$22,653,225
Add: change in fair value of investment in GMP Bio	365,346,775	-

Balance at December 31, 2025 and 2024	$388,000,000	$22,653,225

For detailed and more information on the fair value of our investment in GMP Bio, refer to Note 2 to the Consolidated Financial Statements: Change in Fair Value of Equity Securities of GMP Bio.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT -2 (PPM-2) AND JH DARBIE FUNDING

During the period between July 2023 to January 2024, the Company entered into a series of subscription agreements with forty-six accredited investors, whereby the Company issued and converted a total of 94 Units from a previous offering, which resulted in conversion of $2.35 million of old debt into new debt to the Company (the “PPM-2 Financing”). The Company did not receive any cash proceeds through the PPM-2 Financing. Each of the new units under the PPM-2 Financing consisted of:

●	One 16% convertible unsecured promissory note (the “Note”) of $25,000, convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share, subject to standard anti-dilution protection.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share.

In December 2025, the Company converted the debt of forty-seven accredited investors from the JH Darbie Financing from PPM-2 into the new subscription agreements under the new financing (“PPM-3”- See Note 8 below) in three tranches, which resulted in conversion of approximately $2.2 million of the PPM-2 debt into the PPM-3 debt. Two investors did not participate in the PPM-3 financing. and as such, their 7 units for a total of approximately $0.2 million was converted into short term loan to the Company. As of December 31, 2025, PPM 2 financing only consists of the interest accrued for the last 3 months of December and no principal. The short term loan of one of the investors was repaid, including accrued interest, after December 31, 2025 and before the filing of this Report.

JH Darbie and the Company were parties to a March 2023 placement agent agreement, pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. For the 4 tranches of conversion related to PPM 2, placement agent fees of $377,500 were paid to JH Darbie. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company provided warrant coverage equal to 13 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 94 units, JH Darbie was entitled to and issued a total of 3,055,000 warrants. A total of 5 unit holders under the PPM-1 opted not to participate in the PPM-2.

As of December 31, 2025, and December 31, 2024, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	December 31, 2025	December 31, 2024
Convertible promissory notes
PPM-2 Darbie Financing, inclusive of accrued interest, including related parties	$102,795	$2,308,638
Total PPM-2 Darbie Financing, net of discounts	$102,795	$2,308,638

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

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $112,000 and $157,000 for the years ended December 31, 2025 and 2024, respectively, which is included in interest expense in the statements of operations

During the years ended December 31, 2025 and 2024, the Company incurred approximately $370,000 and $363,000 of interest expense related to the convertible notes.

NOTE 8 – PRIVATE PLACEMENT -3 (PPM-3) AND JH DARBIE FUNDING

In December 2025, the Company entered into a series of subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and converted a total of 87 Units from the previous PPM-2, into the current subscription agreements under the PPM-3, which resulted in conversion of approximately $2.2 million of the PPM-2 to PPM-3 the Company did not receive any cash proceeds through the December 2025 conversions, with each Unit consisting of:

●	One 12% unsecured convertible promissory note (the “Note”) of principal amount of $25,000 and convertible into up to 250,000 shares of the Company’s common stock (par value of $0.01) based on a conversion price of $0.10 per share.

●	250,000 warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.12 per share (“Oncotelic warrant”) with a contractual term of two years.

In December 2025, in a series of three tranches, the Company converted the debt of forty-seven (47) accredited investors from the previous PPM (“PPM -2”- See Note 8 above) into the current subscription agreements under the PPM-3, which resulted in conversion of $2,175,000 of old debt into new debt to the Company; and the Company did not receive any cash proceeds through the conversions. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie in June 2024. Subsequently, the Company paid JH Darbie an amount of $326,250 for processing the three tranches of the Financing. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 10 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 87 units, JH Darbie was entitled to earn a total of 2,175,000 warrants. A total of 2 investors holding 7 units under the PPM-2 opted not to participate in the PPM-3 and approximately $0.2 million of notes were converted into short-term loan to the Company. Subsequently, one of the investors was repaid his loan of $50,000, including accrued interest, before the filing of this Report.

In connection with the consummation of the PPM-3 financing, the Company entered into Registration Rights Agreements granting certain registration rights with respect to the shares of the Company’s Common Stock issued in connection with the financing, as well as the shares of the Company’s Common Stock issuable upon exercise of the Warrants. The issuance of the Units is exempt from the registration requirements of the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock and warrants and any shares of common stock issuable upon exercise of the warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

As of December 31, 2025, and December 31, 2024, debt recorded under the December 2025 JH Darbie Financing, net of debt discounts, consist of the following amounts:

	December 31, 2025	December 31, 2024
Convertible promissory notes
Subscription agreements - accredited investors	$1,663,405	$-
Total convertible promissory, net of discounts	$1,663,405	$-

The Company incurred approximately $0.3 million of issuance costs, consisting of incremental costs directly related to the issuance of the various instruments bundled in the offering.

Concurrently with the sale of the Units, JH Darbie was granted a total of 2,175,000 stock warrants, exercisable over a two-year period.

The terms of convertible notes are summarized as follows:

●	Term: through December 31, 2027
●	Coupon: 12%
●	Convertible at the option of the holder at any time into the Company’s common stock
●	Conversion price is set at $0.10 per share subject to standard anti-dilution provision.

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction resulted in a loss from debt extinguishment of approximately $1.2M, which is presented in other expense in the consolidated statements of operations for the year ended December 31, 2025.

The estimated volume weighted grant date fair value of approximately $0.053 per share associated with the warrants to purchase up to 21,750,000 shares of common stock issued in this offering, or a total of approximately $1.2M, was recorded to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	127.9% - 132.2%
Risk-free interest rates	3.47% - 3.52%
Dividend	0.00%

The Company recorded an initial debt discount of approximately $511,600 for the year ended December 31, 2025.

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

Expenses related to the MSA were approximately $2,000 for the years ended December 31, 2025 and 2024, respectively. The Company owed Autotelic, Inc. approximately $0.2 million at December 31, 2025 and December 31, 2024 respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2024 Annual Report on Form 10-K filed with SEC on April 15, 2025.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. As of January 1, 2025, Dr Trieu had provided a short term loan of $50 thousand to the Company. During the year ended December 31, 2025, Dr. Trieu converted his holding in PPM-2 of $125,000 into a short term loan with the Company. As such, the balance due and payable to Dr. Trieu, as of December 31, 2025 and 2024, respectively, was $175,000 and $50,000.

In November 2025, the Company entered into a restricted stock agreement (the “RSA”) with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The restricted stock agreement provides for a grant of up to 24,387.516 shares of our unissued Series A preferred stock (“Preferred Stock”), subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock upon conversion and votes with the Common Stock on an as converted basis. Dr. Trieu has achieved the first milestone and has earned 4,065 shares of Preferred Stock.

As of January 1, 2024, approximately $1.5 million was outstanding and payable to Autotelic. During the year ended December 31, 2024, Autotelic Inc. provided additional short-term funding of approximately $0.6 million to the Company. In the year ended December 31, 2025, Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. As such, approximately $3.0 million was outstanding and payable to Autotelic at December 31, 2025.

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

No expense was recorded during the year ended December 31, 2025, or 2024, respectively, related to this Agreement.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the years ended December 31, 2025 or 2024, related to this Agreement

Maida Consulting Agreement

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

Effective April 1, 2022, Dr Maida’s compensation has been borne by the JV. No expense was recorded during the years ended December 31, 2025 and 2024, respectively, related to this Agreement.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (MAST HILL)

On August 1, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) and Registration Rights Agreement with Mast Hill. Under the terms of the EPA, the Company issued warrants to purchase 3,350,000 shares of Common Stock to Mast Hill. Further, under the terms of the EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company filed the initial Form S-1 with the SEC on November 21, 2025 and the SEC declared the S-1 effective on December 23, 2025. The Company filed a prospectus on Form 424B3 with the SEC on December 23, 2025.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

In March 2025, Fourth Man partially converted approximately $70,000 of their debt, including accrued interest and legal fees. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

In July 2025, the Company issued 2,250,000 shares of Common stock as commitment shares to Mast Hill as part of the secured convertible note purchase agreement.

In August 2025, the Company issued 20,322,930 shares of Common stock as service fees of approximately $1.2 million to Jefferson Capital as part of the independent contractor agreement. Jefferson is due to earn certain shares out of the shares issued based on certain milestones. In August 2025, the Company issued 4,064,586 shares of Common stock as service fee of approximately $0.2 million to Valor Nation as part of the independent contractor agreement.

For more information on Jefferson and Valor, refer to Note 1: to these Notes to Consolidated Financial Statements.

In August 2025, Mast Hill partially converted approximately $264,000 of accrued interest. In connection with the partial Note conversion, the Company issued 3,860,000 shares of Common Stock to Fourth Man.

In October 2025, Fourth Man partially converted approximately $92,000 of their debt, including accrued interest and legal fees. In connection with the partial conversion, the Company issued 1,319,690 shares of Common stock to Fourth Man.

In November 2025, Fourth Man partially converted approximately $44,000 of their debt, including accrued interest and fee of approximately $2,000. In connection with the partial conversion, the Company issued 668,748 shares of Common stock to Fourth Man.

In December 2025, the Company issued 1,818,182 shares of Common stock as service fee of approximately $0.2 million to Outside the Box Capital, Inc. as part of the service agreement.

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

NOTE 12 – PREFERRED STOCK

The Company has authorized 15,000,000 shares of Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), of which, 5,000,000 shares have been designated as Series A Convertible Preferred Stock. On November 17, 2025, the Company entered into a restricted stock agreement (“RSA”) with Dr. Vuong Trieu, our CEO, and granted him 24,388 shares of our Preferred Stock, which were subject to a vesting schedule upon achievement of certain corporate milestones and subject to forfeiture if any or all the milestones were not achieved. As of December 31, 2025, 24,388 shares of the Company’s Preferred Stock were issued to Dr. Trieu, but Dr. Trieu would earn the Preferred Shares as and when he achieved certain milestones. As of December 31, 2025, Dr. Trieu had earned 12,196 shares of Preferred Stock. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, and votes with the Common Stock on an as converted basis. The Company recognizes compensation expense as the milestones are achieved.

	Shares	Amount
Balance at January 1, 2025 and 2024	-	$-
Issuance of preferred stock	24,388	244
Balance at December 31, 2025	24,388	$244

The Company calculated the grant date fair value of the Preferred Stock for the RSA issued to Dr. Trieu as approximately $1.6 million, recorded stock-based compensation of approximately $1.1 million during the year ended December 31, 2025 and had approximately $0.5 million of unamortized expense to be recognized in future periods as and when the milestones are achieved.

NOTE 13 – STOCK-BASED COMPENSATION

Compensation for services

In August 2025, the Company issued 20,322,930 shares of Common stock as service fees of approximately $1.2 million, as the grant date fair value of the Common Shares to Jefferson Capital, as part of the independent contractor agreement. Jefferson is due to earn certain shares out of the shares issued based on certain milestones, as described in Note 1 to this Report. The Company recognized approximately $965,000 as stock based expense during the year ended December 31, 2025 and had approximately $0.25 million unamortized expense to be recognized in future periods as and when the milestones are achieved.

In August 2025, the Company issued 4,064,586 shares of Common stock as service fee of approximately $0.2 million to Valor Nation as part of the independent contractor agreement, as the grant date fair value of the Common Shares to Valor Nation. Valor Nation is due to earn the shares issued based over the service period of the agreement. The Company recognized approximately $0.2 million as stock based expense during the year ended December 31, 2025 and had approximately $0 unamortized expense to be recognized over the remainder of the period of the services.

In December 2025, the Company issued 1,818,182 shares of Common stock as service fee of approximately $0.2 million to Outside the Box Capital, Inc. as part of the service agreement, as the grant date fair value of the Common Shares to Outside the Box Capital Inc. Outside the Box Capital Inc. is due to earn the shares issued based over the service period of the Agreement. The Company recognized approximately $62,000 as stock based expense during the year ended December 31, 2025 and had approximately $0.14 million unamortized expense to be recognized over the remainder of the period of the services.

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of December 31, 2025, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). No further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued to directors, officers, employees or consultants pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the year ended December 31, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	24,177,761	$0.21
Expired or cancelled	(375,000)	-
Outstanding at December 31, 2025	23,802,761	$0.15
Options exercisable at December 31, 2025	13,610,261	$0.10

		Weighted
		Average
For the year ended December 31, 2024	Shares	Exercise Price
Outstanding at January 1, 2024	24,177,761	$0.21
Expired or cancelled	-	-
Outstanding at December 31, 2024	24,177,761	$0.21
Options exercisable at December 31, 2024	13,985,261	$0.10

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2025:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	6.21	$0.12	6,057,500
0.16 to $0.21	5,502,761	5.53	0.16	5,502,761
0.22 to $0.37	1,550,000	1.96	0.28	1,550,000
0.38 to $0.72	500,000	0.22	0.72	500,000
	23,802,761	5.65	$0.15	13,610,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of December 31, 2025, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2023. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. For more information on the stock options, refer to 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The Company amortized $0 stock compensation expense during the years ended December 31, 2025 and 2024, respectively on previously issued grants.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2025 and 2024, respectively are summarized as follows:

For the year ended December 31, 2025	Shares	Average Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued during the year ended December 31, 2025	29,275,000	0.12
Exercised / cancelled during the year ended December 31, 2025	(1,750,000)	0.12
Outstanding at December 31, 2025	59,415,289	$0.13

For the year ended December 31, 2024	Shares	Average Exercise Price
Outstanding at January 1, 2024	61,500,355	$0.15
Issued during the year ended December 31, 2024	3,390,000	0.12
Exercised / cancelled during the year ended December 31, 2024	(33,000,066)	0.15
Outstanding at December 31, 2024	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at December 31, 2025:

	Outstanding and exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable
$0.13	961,539	1.0	0.13	961,539
0.20	4,373,750	1.24-1.47	0.20	4,373,750
0.12	48,305,000	2.0	0.12	48,305,000
0.12	2,175,000	5.0	0.12	2,175,000
0.15	3,600,000	4.59	0.15	3,600,000
	59,415,289	0.99	$0.13	59,415,289

NOTE 14 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2025 and 2024 are as follows in thousands:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Stock-based compensation	$2,801	$1,438
Intangible assets	1,174	1,174
Liability accruals	317	311
R&D Credit	1,372	1,372
Capital Loss	528	528
Deferred state tax	(4,253)	(2,087)
Net operating loss / (income) carry forward	10,378	10,024
Total gross deferred tax assets	14,408	12,760
Less - valuation allowance	(14,408)	(12,760)
Net deferred tax assets	$-	$-

Deferred income tax liability:	-	-
Investment in equity securities	(111,550)	-

Deferred income tax liability	$(111,550)	$-

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2025, the Company had gross federal and state net operating loss carryforwards, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

Portions of these carryforwards will expire through 2039, if not otherwise utilized. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation. as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carryforwards will be subject to annual limitations, due to change of ownership control provisions under Section 382 and 383 of the Internal Revenue Code, which would significantly impact our ability to realize these deferred tax assets.

During the year ended December 31, 2025, the Company recorded an increase in fair value of its investment in GMP Bio of $365.4 million. Such fair value is considered a temporary difference in the tax computation and hence is excluded from reporting a taxable income. The resultant tax liability on the fair value gain was approximately $81.6 million for federal taxes at a rate of 21% and approximately $30 million for state taxes at a rate of 7.75%. Based on this deferred tax liability, the Company recorded a tax expense of approximately $111.6 million and a corresponding deferred tax liability for the year ended December 31, 2025. No similar expense or liability was recorded for the year ended December 31, 2024.

The following is a reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
Pretax Book Income (Loss)	$360,574,915		$(4,779,459)

Income tax computed at federal statutory tax rate	$75,720,732	21.0%	$(1,003,690)	21.0%
Change in valuation allowance	$1,648,000	0.5%	$1,039,000	-21.7%
State income taxes, net of federal benefit	$27,944,556	7.8%	$(370,410)	7.8%
Other permanent differences	$6,236,712	1.7%	$335,100	-7.0%
Effective income tax rate	$111,550,000	30.9%	$-

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

During the year ended December 2022, a former employee brought suit for breach of employment contract claim against the Company in Honorable Supreme Court of California. The Company filed a counter claim against the former employee. Both litigations were settled in October 2025, and the Company paid the ex-employee of approximately $0.2 million to settle this claim.

NOTE 16 – SUBSEQUENT EVENTS

Amendment 1 to Restricted Stock Agreement – Vuong Trieu

On January 2, 2026, the Company entered into an amendment to a RSA dated November 17, 2025, between the Company and Dr. Vuong Trieu, the CEO of the Company. Similar to the ICA, the RSA called for Dr. Trieu to earn certain convertible Preferred Stocks of the Company upon the achievement certain corporate milestones. The amendment seeks the modification of the threshold of the first milestone, contained in the RSA, when the Company’s market capitalization exceeded $100 million on any single trading day’s close to $45 million on any single trading day’s close. For more information on the amendment to the RSA, refer to our Current Report on Form 8-K filed with the SEC on January 7, 2026.

Restricted Stock Award - Vuong Trieu

On January 22, 2026, the Company entered into an RSA with Dr. Vuong Trieu, our chief executive officer. Under the terms of the RSA the Company will issue to Dr. Trieu, subject to adjustments, up to 26,512 shares of the Company’s convertible Preferred Stocks, based to the achievement of certain performance milestones related to improving the Company’s capital structure. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share of Common Stock upon conversion. The Preferred Stock under the RSA will vest based on the achievement of four milestones. Namely (1) converting the Company’s outstanding $2,175,000 2023 PPM Notes into new units (the “2025 Units”), with each 2025 Unit comprised of (a) a $25,000 note issued by the Company bearing annual interest at the rate of 12% and due and payable on the 2-year anniversary of the final closing of the offering and convertible into 250,000 shares of the Company’s Common Stock, plus (b) 250,000 two year warrants to purchase one share of the Company’s Common Stock at $0.12 per share; (2) completing an additional tranche of $350,000 or more in secured convertible debt with Mast Hill Fund, L.P. together with the Company’s market cap reaching a level of $45.0 million; (3) the conversion of approximately $3.3 million of short term loans held by Autotelic, Inc., a related party in which Dr. Trieu is the chief executive officer, which are currently due and payable, into the 2025 Units; and (4) the repayment of $2,175,000 in notes underlying the 2025 Units.

Dr. Trieu achieved the first milestone and received 4,426 shares of Preferred Stock for this first milestone. In addition, Dr. Trieu can receive an additional 22,086 shares of Preferred Stock, which will vest in 3 tranches a total of 7,362 shares of Preferred Stock per milestone achieved. The grant date fair value of the Preferred Stock was approximately $1.6 million and is expected to be amortized in about 1 year from the date of grant, if not earlier. For additional information on the RSA, refer to our Current Report on Form 8-K filed with the SEC on January 26, 2026.

Securities Purchase Agreement and Convertible Note with Mast Hill

On January 23, 2026, the Company entered into an SPA (the “2026 Mast Hill Purchase Agreement”), with Mast Hill. In this connection, the Company issued a convertible promissory note in the aggregate gross principal amount of approximately $398,000 (the “2026 Mast Hill Note”). The 2026 Mast Hill Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). The 2026 Mast Hill Note has an original issue discount of 10%, carries an interest rate of 10% per annum and matures on the earlier of (a) the one-year anniversary of the date of the 2026 Mast Hill Purchase Agreement, or (b) the acceleration of the maturity of the 2026 Mast Hill Note by Mast Hill upon occurrence of an Event of Default (as defined below) or (c) on prepayment in full. The 2026 Mast Hill Note contains a voluntary conversion mechanism whereby Mast Hill may convert the outstanding principal and accrued interest under the terms of the 2026 Mast Hill Note into shares of Common Stock (the “Conversion Shares”), at a fixed price of $0.07 per share (the “Conversion Price”), subject to adjustments upon the occurrence of certain corporate events. The 2026 Mast Hill Note is secured against the assets of the Company, including all the assets owned by the Company’s direct or indirect subsidiaries, but other than and excluding the equity interests and the assets of the Company licensed or assigned within our joint venture agreement with Dragon Overseas Capital Limited, namely GMP Biotechnology and its subsidiaries. These assets include OT-101, CA4P, Oxi4503, AI and AI CDMO technologies and the nanoparticle platform. The Company also issued 1,422,613 warrants to purchase shares (the “Note Warrants”) of Common Stock of the Company at an exercise price of $0.15. Prepayment of the 2026 Mast Hill Note may be made at any time upon three trading days’ prior written notice to the respective holder, by payment of the then outstanding principal amount plus accrued and unpaid interest and reimbursement of such holder’s administrative fees. The 2026 Mast Hill Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at the respective holder’s election, the outstanding principal amount of the 2026 Mast Hill Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The 2026 Mast Hill Purchase Agreement require the Company to use the proceeds for general working capital, and not for (i) the repayment of any indebtedness owed to officers, directors or employees of the Company or their affiliates, (iii) any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with the Company’s currently existing operations), (iv) any loan, credit, or advance to any officers, directors, employees, or affiliates of the Company, or (v) in violation or contravention of any applicable law, rule or regulation. Further, on January 23, 2026, the Company entered into a Registration Rights Agreement with Mast Hill (the “Mast Hills Registration Rights Agreement - Note”), to register the shares of Common Stock issuable under and related to the 2026 Mast Hill Notes and the attached Note Warrants to purchase shares of the Company’s Common Stock. The issuance of the 2026 Mast Hill Note and the Note Warrants are exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act. The shares of Common Stock issuable upon conversion of the 2026 Mast Hill Note and the Note Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. For additional information on the Securities Purchase Agreement, refer to our Current Report on Form 8-K filed with the SEC on January 29, 2026.

