Form 10-Q
period 2026-03-31
Oncotelic Therapeutics, Inc.
filed 2026-05-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	OTLC	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 444,497,302 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$63,614	$88,857
Restricted cash	20,000	$20,000
Accounts receivable	2,058	51,324
Prepaid & other current assets	1,979,377	1,038,071

Total current assets	2,065,049	1,198,252

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	2,788,230
Investment in GMP Bio at fair value	388,000,000	388,000,000
Total assets	$393,955,039	$393,088,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,470,889	$2,571,123
Accounts payable to related party	348,625	348,111
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	440,124	350,044
Convertible and short-term debt, net of costs	8,246,199	8,225,669
Convertible debt and short-term debt, related party, net of costs	4,273,152	4,023,331

Total current liabilities	18,403,989	18,143,278

Convertible long-term debt, net of costs	1,789,509	1,663,405
Deferred income tax liability	111,550,000	111,550,000

Total liabilities	131,743,498	131,356,683

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 50,900 and 24,388 shares issued and outstanding, respectively	509	244
Common stock, $0.01 par value; 750,000,000 shares authorized; 444,197,302 and 442,596,856 issued and outstanding, respectively	4,441,970	4,425,968
Additional paid-in capital	49,798,210	47,095,219
Accumulated equity	209,045,388	211,239,164

Total Oncotelic Therapeutics, Inc. stockholders’ equity	263,286,077	262,760,595
Non-controlling interests	(1,074,536)	(1,029,036)

Total stockholders’ equity	262,211,541	261,731,559
Total liabilities and stockholders’ equity	$393,955,039	$393,088,242

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2026 and 2025

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$795	$297
General and administrative	1,852,590	$100,803
Total operating expenses	1,853,385	101,100

Loss from operations	(1,853,385)	(101,100)
Other income (expense):
Interest expense, net	(295,811)	$(203,797)
Change in fair value of derivative on debt	(90,080)	$(59,367)
Total other expense	(385,891)	(263,164)
Net loss before non-controlling interests	(2,239,276)	(364,264)
Net loss attributable to non-controlling interests	(45,500)	$(65,548)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(2,193,776)	$(298,716)

Basic and diluted net loss per share attributable to common stock	$(0.00)	$(0.00)
Basic and diluted weighted average common stock outstanding	443,801,416	407,423,329

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2026	24,388	$244	442,596,856	$4,425,968	$47,095,219	$211,239,164	$(1,029,036)	$261,731,559

Preferred shares issued for services	26,512	265	-	-	2,588,227	-	-	2,588,492
Shares and warrants issued in connection with debt	-	-	1,600,446	16,002	114,764	-	-	130,766
Net loss	-	-	-	-	-	(2,193,776)	(45,500)	(2,239,276)
Balance at March 31, 2026	50,900	$509	444,197,302	$4,441,970	$49,798,210	$209,045,388	$(1,074,536)	$262,211,541

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

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,239,276)	$(364,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	145,583	38,906
Stock compensation expense	1,641,847	-
Change in fair value of derivative	90,080	59,367
Common shares issued to investors	130,766	-
Changes in operating assets and liabilities:
Accounts receivables	49,266	-
Prepaid expenses and other current assets	5,340	2,263
Accounts payable and accrued expenses	(166,363)	96,260
Accounts payable to related party	514	513
Net cash used in operating activities	(342,243)	(166,955)

Cash flows from financing activities:
Proceeds from convertible debt	350,000	-
Proceeds from short-term loan, related party	17,000	160,000
Repayment of short-term loans, others	(50,000)	-
Net cash provided by financing activities	317,000	160,000

Net decrease in cash, cash equivalents and restricted cash	(25,243)	(6,955)

Cash, cash equivalents and restricted cash - beginning of period	108,857	106,128

Cash, cash equivalents and restricted cash - end of period	$83,614	$99,173

Supplemental cash flow information:
Cash paid for:
Interest paid	$118,683	$94,773
Income taxes paid	$-	$-
Common shares issued upon partial conversion of debt	$-	$70,198
Non-cash deferred compensation	$139,638	$-
Non-cash unamortized share based compensation	$1,836,629	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic” or the “Company”) was originally incorporated in the State of New York in 1988 as OXiGENE, Inc. The Company reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. (“Mateon”) in 2016, and subsequently changed its name to Oncotelic Therapeutics, Inc. in November 2020. The Company conducts business through Oncotelic and its wholly owned subsidiaries, including Oncotelic, Inc., PointR Data, Inc. (“PointR”), Pet2DAO, Inc. (“Pet2DAO”), and EdgePoint AI, Inc. (“EdgePoint”), a consolidated subsidiary with non-controlling interests. (Collectively, “Oncotelic,” “we,” “our,” or “the Company”). Further detail on prior mergers and corporate history is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026.

The Company is principally focused on the development of immuno-oncology therapeutics, including OT-101, a transforming growth factor-beta (“TGF-β”) inhibitor being advanced for difficult-to-treat cancers and viral respiratory diseases. OT-101 is being developed through our joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of Golden Mountain Partners (“GMP”).

The Company entered into a JV with Dragon to form GMP Bio in March 2022. The Company’s ownership interest in GMP Bio is 45%, while that of Dragon is 55%. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors. The JV is also developing 5 other nanoparticles for various cancer therapies. The pharmaceutical development of OT-101, our nano-particle platform and other artificial intelligence (“AI”) development is being advanced through our JV. In addition, the JV has also set up a FDA certified cGMP development and manufacturing facility in San Diego, California which is capable of drug development and manufacture of Phase 1 clinical trial materials.

During the year ended December 31, 2025, GMP Bio completed an independent third-party valuation by an offshore independent valuation firm, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. This valuation was non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. That valuation was interpreted not to be a current measure of fair value under the United States Good Accounting and Auditing Practices (“U.S. GAAP”).

Oncotelic conducted an assessment of the change in fair value and hired the services of a separate, ASC-compliant valuation firm to perform a valuation of GMP Bio under U.S. GAAP standards. The results of this valuation that indicated a change in the value of the Company’s holdings in GMP Bio have been incorporated into this, consistent with the Company’s fair value reporting under U.S. GAAP. The valuation conducted by the independent valuation firm conducted a fair value of GMP Bio based on various methods compliant with US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio as assessed by the valuation firm, attributed the ownership of the Company in GMP Bio to ascertain the Company’s interest in GMP Bio, and recorded the resulting gain to the investment in GMP Bio at fair value. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability, lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. As the circumstances related to the JV have not materially changed since December 31, 2025 till March 31, 2026, the Company assessed and determined that no additional fair value adjustment was required and hence, the Company has not recorded a change in value of the Company’s interest in the JV. In the future, the Company will appropriately adjust the fair value of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met.

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

Each of these therapies, and the various cancers they address, have shown they are increasing in terms of incidences and that opens up the avenue to be able to generate revenues ranging from several millions of dollars to several hundreds of millions of dollars, if successfully developed and commercialized.

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

Fundraising

Mast Hill January 2026 Note

In January 2026, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $398,333 and which note is convertible into shares of the Company’s Common Stock. This funds from this note are to be utilized for corporate expenses. This note, the May 2022 Note and the July 2025 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Mast Hill July 2025 Note

In July 2025, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of approximately $0.6 million, which note is convertible into shares of the Company’s Common Stock. This note was utilized for corporate expenses. This note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

Mast Hill Equity Purchase Agreement

In August, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and a Registration Rights Agreement (the “Mast Registration Rights Agreement”) with Mast, pursuant to which the Company shall have the right, but not the obligation, to direct Mast, to purchase up to $25 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock in multiple tranches. The Company plans to file a post-effective amendment to the registration statement with the SEC at the earliest.

For more information on the Mast EPA, refer to Note 10 of the Notes to the Consolidated Financial Statements.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August 2025, the Company entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. Such services shall be provided by Jefferson and Valor for a period of 18 months from the signing of the ICA, unless terminated earlier by either party under certain predefined conditions. Jefferson has agreed to be compensated $20,000 per month in cash and issued 20,322,930 forfeitable restricted stock awards (“RSAs”) of shares of Common Stock and Valor agreed to be compensated with 4,064,586 shares of our Common Stock. While the Common Stock underlying the Jefferson and Valor RSAs will be issued as of the date of the Jefferson and Valor ICAs, Jefferson will earn the RSAs and Common Stock only when certain corporate milestones are achieved. The corporate milestones (“Milestones”), when Jefferson will earn the RSAs and Common Stock, are when the Company’s market capitalization exceeds $100 million on any single trading day’s close, the cumulative increase of at least $10 million in shareholder equity from the start of engagement and the successful uplisting to a U.S. national exchange (e.g., Nasdaq or NYSE American), with at least one full day of trading. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025. Further on December 31, 2025 the Company reported modifying the threshold of the first milestone contained within the ICA with Jefferson, to earn certain RSAs of shares the Company’s Common Stock upon the achievement certain corporate milestones. The amendment modified the Company’s market capitalization exceeded $100 million requirement on any single trading day’s close to $45 million on any single trading day’s close. This amendment was to enable the Company to be able to continue to build on its progress to date including making effective it’s equity line with Mast Hills, engagement of AGP for future financing, and engaging Sichenzia, Ross and Ferrell for uplisting the Corporation’s stock to a nationally recognized stock exchange and to achieve its corporate goals contained within the said ICA. For more information on the modification, refer to our Current Report on Form 8-K filed with the SEC on January 6, 2026.

Private Placement 3 & JH Darbie Financing

In December 2025, the Company completed the conversion of the debt of forty-seven (47) accredited investors from the JH Darbie Financing from our prior private placement (“PPM-2”) into the new subscription agreements under the new financing (“PPM-3”) in three tranches, which resulted in conversion of approximately $2.2 million. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Placement Agreement”), pursuant to which JH Darbie had the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Two of the investors did not participate in PPM-3 and their 7 units for a total of approximately $0.2 million were converted into short term loan to the Company, of which one investor was paid off during the quarter ended March 31, 2026. For more information on the PPM-3 Financing, refer to Note 8 of these Notes to the Consolidated Financial Statements.

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

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of approximately $0.7 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till December 2026. For more information on the debt financing of the Company, refer to Note 5 of the Notes to the Consolidated Financial Statements.

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

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic ImmunoEngineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. In December 2024, he Company and Mosaic further extended the term of the term-sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. Both Mosaic and the Company are in discussions as to the future of this Term Sheet and how to proceed on this front.

Joint Development, Manufacturing and Licensing Agreement with TechForce Robotics

On March 31, 2026, the Company entered into a Joint Development, Manufacturing, and Licensing Agreement (the “TechForce Agreement”) with TechForce Robotics, Inc. (“TechForce”), a Nevada corporation. The TechForce Agreement establishes a framework for the joint development, and manufacturing of AI-enabled, GMP-compliant robotic systems for use in pharmaceutical and related manufacturing environments. The integrated product to be developed (the “Product”) combines TechForce’s robotic hardware with the Company’s proprietary PDAOAI Platform.

Principles of Consolidation

The consolidated financial statements include the accounts of Oncotelic, its wholly owned subsidiaries, Oncotelic Inc. and PointR, and EdgePoint our consolidated non-controlled interest entity. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in GMP Bio is recorded and reported as a minority investment in equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-K and Regulation S-X.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception and till December 31, 2024, the Company had incurred net losses of approximately $38.0 million. During the year ended December 31, 2025, the Company earned a net profit of approximately $249.3 million, primarily due to the recording of an increase in fair value of the Company’s ownership in GMP Bio of approximately $365.4 million, reduced by deferred taxes of approximately $111.6 million. During the three months ended March 31, 2026, the Company incurred a loss of approximately $2.2 million. The Company has a negative working capital of approximately $16.3 million at March 31, 2026, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2026 of approximately $0.3 million. The Company has not been able to raise any substantial funding during the past few years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. The Company obtained a convertible loan of approximately $0.4 million from Mast Hill during the three months ended March 31, 2026.

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

Cash

As of March 31, 2026 and December 31, 2025, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at March 31, 2026 and December 31, 2025.

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long- term investments accounted for at fair value under the fair value option for the investment in GMP Bio, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of March 31, 2026 and the Audited Consolidated Statements of Operations for the year ended December 31, 2025:

	Initial Fair Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
March 31, 2026
Investment in GMP Bio (equity securities)	$22,653,225	$365,346,775	$-	$388,000,000
Total	$22,653,225	$365,446,775	$-	$388,000,000

	Initial Fair Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
December 31, 2025
Investment in GMP Bio (equity securities)	$22,653,225	$365,346,775	$-	$388,000,000
Total	$22,653,225	$365,346,775	$-	$388,000,000

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of March 31, 2026 and December 31, 2025. During the year ended December 31, 2025, there was a change in the long-term value of the Company’s investment in equity securities of GMP Bio and as such has been recorded as above. For more information, see Change in Fair Value of Equity Securities of GMP Bio below.

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

The Company proceeded to conduct its own independent assessment of the valuation of the JV. The basis for the valuation was by placing reliance on the valuation report of the third party offshore valuation firm, the financial projection, risks and parameters of assessment as done by the offshore independent valuation firm, and then applying additional independent parameters, like discounts for lack of marketability and lack of control, and other standard discounts, required to adhere to the strict ASC-compliant standards as generally used in the United States. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three months ended March 31, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV. The Company will appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of future reporting periods and when key value inflection points are met.

As many of the inputs considered for the purpose of the valuation are unobservable inputs including, but not limited to, the potential revenue projections, the probability of success, the conduct of the clinical trials under accelerated timelines of approvals by the territorial regulatory bodies similar to the 505(b)(2) pathway under the US FDA regulations, the timing of completion of the clinical trials and approvals of the products, timing of product launches, estimates for working capital, additional research and development and general and administrative expenses, estimated tax rates, interest rates of potential debt and many others. The fair value of the Company’s investment was determined in accordance with ASC 820 Fair Value Measurement and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The valuation was performed with the assistance of an independent third-party valuation specialist and utilized an income approach (discounted cash flow method) and market-based approach (guideline public company multiples) and recent transactions, where available, to corroborate the results of the income approach. The final value was then arrived at by calculating the average of the values under the two approaches. The income approach of valuation incorporates assumptions that market participants would use in pricing the asset, including estimates of future financial performance and the selection of an appropriate discount rate. As the circumstances related to the JV have not materially changed since the end of the year ending December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

Fair Value Hierarchy

The Company’s investment in the JV is classified within Level 3 of the fair value hierarchy under ASC 820 Fair Value Measurement due to the use of significant unobservable inputs, including projected cash flows and discount rates.

The fair value measurement was determined on a recurring basis as of March 31, 2026 and December 31, 2025. There were no transfers between Levels 1, 2, or 3 during the period.

The following table presented the fair value of the Company’s investment in the JV by level within the fair value hierarchy as of December 31, 2025:

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

The projected revenue growth rates reflected an initial period of accelerated growth associated with the commercialization and market adoption of one product followed by additional products, subsequently followed by a gradual decline as the business matures and reaches a more stable and then stagnant growth phase as generics enter the market. The pharmaceutical industry often exhibits a financial profile characterized by initially negative EBIT margins, transitioning to high or blockbuster EBIT margins over financial projections. This J-curve trajectory is driven by extreme R&D costs, long development timelines and regulatory protection for a successful drug. The discount rate of 21.4% reflects management’s estimate of the JV’s weighted-average cost of capital, considering its early-stage nature, which to a great extent is mitigated by the expedited regulatory pathway to approval that the Company is planning under the 505(b)(2), for all the market risk, and company-specific risk factors. The significant unobservable inputs used in the fair value measurement are inherently uncertain and reflect management’s judgment about the assumptions market participants would use in pricing the asset. The terminal growth rate reflects long-term expectations for the business beyond the projection period. Increases (decreases) in revenue growth rates, EBIT margins, or terminal growth rates could result in a higher (lower) fair value, while increases (decreases) in the discount rate would result in a lower (higher) fair value.

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

Derivative Liability Related to 2019 Bridge Financing

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisting of conversion feature derivatives at March 31, 2026 and December 31, 2025, and are Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2026 and December 31, 2025:

	March 31, 2026 Conversion Feature	December 31, 2025 Conversion Feature
Balance at January 1, 2026 and 2025	$350,044	$703,617
Change in fair value	90,080	(353,573)
Balance at March 31, 2026 and December 31, 2025	$440,124	$350,044

As of March 31, 2026 and December 31, 2025, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk free interest	3.68%	3.48% - 4.03%
Market price of share	$0.04	$0.04 - 0.08
Life of instrument in years	0.01	0.01
Volatility	113.14%	114.47%-139.5%
Dividend yield	0%	0%

A contingent consideration liability of $2,625,000 for shares of the Company, issuable to PointR shareholders recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation during the quarter and the year ended March 31, 2026 and December 31, 2025, respectively.

If and when the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2026 and March 31, 2025, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended March 31, 2026 and 2025, respectively, no equivalent shares of the Common Stock were excluded as the Company has incurred losses during the said periods, and addition of such stock equivalents in the computation would have been anti-dilutive.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, in the statements of operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2026 and 2025, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2026 and 2025, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three months ended March 31, 2026, and 2025, respectively, no impairment was recognized towards goodwill. For more information on goodwill and impairment, refer to Note 3 to these Notes to the Consolidated Financial Statements.

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants based on the price of our Common Stock as of December 31 each year, which is as inherently subjective as it is for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Consolidated Statements of Operations.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”).

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At March 31, 2026 and December 31, 2025, the Company identified EdgePoint to be the Company’s sole VIE. At March 31, 2026 and December 31, 2025, the Company’s ownership percentage of EdgePoint was 29%, respectively. The VIE’s net assets were less than $0.1 million at March 31, 2026 and December 31, 2025, respectively.

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

The Company does not anticipate generating revenues from rendering services to other third party customers for the development of certain drug products and/or in connection with certain out-licensing agreements, as least in the near future. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either (i) upon achievement of certain pre-defined milestones when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or (ii) upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

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

Recent Accounting Pronouncements

All other newly issued, but not yet effective, accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

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

We have used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. No impairment to goodwill was required to be recorded for the year ended December 31, 2025. The Company evaluated if it needed to record any goodwill impairment as of March 31, 2026, based solely on the market capitalization of the Company and concluded that no impairment was required to be recorded for the three months ended March 31, 2026.

A summary of our goodwill as of March 31, 2026 and December 31, 2025 is shown below:

	March 31, 2026	December 31, 2025
Balance at January 1, 2026 and 2025	$2,788,230	$2,788,230
Less: Goodwill impairment due to market capitalization	-	-
Balance at March 31, 2026 and December 31, 2025	$2,788,230	$2,788,230

In general, the goodwill is tested on an annual impairment date of December 31, unless we observe any further deterioration in our market capitalization in any interim periods, in which case we may, depending on the materiality of the impairment, record an impairment at the end of other reporting periods.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of March 31, 2026 and December 31, 2025, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2026	December 31, 2025

Accounts payable	$1,695,195	$1,638,713
Accrued expense	775,694	932,410
	$2,470,889	$2,571,123

	March 31, 2026	December 31, 2025

Accounts payable – related party	$348,625	$348,111

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2026 and December 31, 2025, special purchase agreements (“SPAs”) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	March 31, 2026	December 31, 2025
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	140,208	138,958
5% Convertible note payable – Related Party	329,358	326,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	328,878	325,753
5% Convertible note payable – CEO & CFO – Related Parties	107,784	106,759
5% Convertible note payable – Bridge Investors	220,822	218,722
	1,127,050	1,116,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	308,177	305,052
5% Convertible note – Bridge investors	460,420	455,751
5% Convertible note – CFO – Related Party	92,460	91,522
	861,057	852,325
March 2022 Notes
16% Convertible Notes – Accredited Investors	59,002	58,531

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,952,439	4,930,247

May 2022 Note
16% Convertible Notes – Accredited Investors	830,122	809,492

J.H. Darbie PPM-2 Debt
Accrued and Unpaid Interest – PPM-2	19,112	102,795

July 2025 Note
10% Convertible Note – Accredited Investor	530,220	465,261

January 2026 Note
10% Convertible Note - Accredited Investor	259,420	-

Other Debt
Short term debt – Bridge investors	210,000	210,000
Short term debt from CFO – Related Party	86,050	86,050
Short term debt – Autotelic Inc. – Related Party	3,009,879	2,992,874

Short term Debt from CEO – Related Party	175,000	175,000
Short term loan from Accredited investor	-	50,000
	3,480,929	3,513,924
Total of short term convertible debentures & notes and other debt	$12,519,351	12,249,000

	March 31, 2026	December 31, 2025

Long Term Debt
JH Darbie PPM-3 Debt
12% Convertible Notes – Accredited Investors	$1,789,509	1,663,405

Convertible Debentures

As of March 31, 2026, the Company had a derivative liability of approximately $440,000 and recorded a change in fair value of approximately $90,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor. As of December 31, 2025, the Company had a derivative liability of approximately $350,000 and recorded a change in fair value of approximately $353,600 during the year ended December 31, 2025, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financings

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025. In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026. In August 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s then Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into convertible debt under the Fall 2019 Notes. The Company also issued a total of the Fall 2019 Notes of $168,000 to two accredited investors.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026. There was no activity during the three months ended March 31, 2026 and 2025. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of March 31, 2026, and December 31, 2025. Further, the Company recorded interest expense of $10,625 on these Fall 2019 Notes for the three months ended March 31, 2026, and 2025, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of March 31, 2026, and December 31, 2025, was approximately $1.1 million for both periods, respectively.

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and was personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID- 19 bearing 2% annual interest. In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million. Further, in January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of March 31, 2026, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $4.9 million as of March 31, 2026, and December 31, 2025, respectively. During the quarters ended March 31, 2026, and 2025, respectively, the Company incurred approximately $22,000 of interest expense, respectively, on all the 4 notes. For a more detailed discussion on the Forever Prosperity Notes, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of approximately $691,000. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to December 31, 2026. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of March 31, 2026, and December 31, 2025, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	March 31,	December 31,
	2026	2025
Autotelic - Related party convertible note, 5% coupon December 2024	$308,177	$305,052
CFO - Related party convertible note, 5% coupon December 2024	92,460	91,522
Accredited investors convertible note, 5% coupon December 2024	460,420	455,751
	$861,057	$852,325

During the quarters ended March 31, 2026 and 2025, respectively, the Company recognized approximately $8,730 of interest expense on the August 2021 Investors notes, of which approximately $4,060 is attributable to related parties. At March 31, 2026, and December 31, 2025, accrued interests on these convertible notes totaled approximately $0.2 million, respectively.

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

As of March 31, 2026, and December 31, 2025, the March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	March 31, 2026	December 31, 2025

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$59,002	$58,351
Unamortized debt discount	-	-
Convertible notes, net	$59,002	58,351

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

The Company recognized approximately $2,400 and $8,200 of interest during the three months ended March 31, 2026 and 2025, respectively.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with Mast Hill, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The note is secured against the assets of the Company, excluding any assets assigned to the JV. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds were be used to retire some of the November/December 2021 notes.

As of March 31, 2026, and December 31, 2025, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	March 31, 2026	December 31, 2025
Mast Hill Convertible note, 12% coupon May 2025, inclusive of accrued interest and penalty	$830,122	$809,492
Convertible notes, net	$830,122	$809,492

During the year ended December 31, 2025, the Company converted approximately $272,000 in accrued interest and legal fees into 3,860,000 shares of common stock. The May 2022 Mast Note had been extended through May 27, 2025 at a cost of approximately $82,000, and which is included in the amount outstanding and payable to Mast as of December 31, 2025. Mast Hill further extended the May 2022 Mast Note to December 31, 2026 in August 2025. Accrued interest was approximately $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

July 2025 Mast Financing

In July, 2025, the Company entered into a securities purchase agreement with Mast, whereby the Company issued a secured convertible note in the aggregate principal amount of $560,000 convertible into shares of Common Stock of the Company (“July 2025 Mast Note”). The July 2025 Mast Note carries a twelve (12%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.07. The note is secured against the assets of the Company, excluding any assets assigned to the JV. In connection with the July 2025 Mast Note, the Company granted a total number of 2,000,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued 2,250,000 of the Company’s common stock as commitment shares to Mast. The July 2025 Mast Note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

As of March 31, 2026, and December 31, 2025, the July 2025 Mast Note, net of debt discount, consist of the following amounts:

	March 31, 2026	December 31, 2025

Mast Hill Convertible note, inclusive of accrued interest 10% coupon due August 2026	$597,512	$583,512
Convertible notes, gross	$583,512	$583,512
Less: debt discount recorded	(203,833)	(203,833)
Amortization of debt discount	136,541	85,582
Convertible notes, net	$530,220	$465,261

The Company recognized approximately $14,000 and $0 of accrued interest during the quarter ended March 31, 2026, and 2025, respectively. The Company recognized approximately $51,000 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the three months ended March 31, 2026.

January 2026 Mast Financing

On January 23, 2026, the Company entered into a securities purchase agreement with Mast, whereby the Company issued one convertible note in the aggregate principal amount of $398,333 convertible into shares of common stock of the Company (“2026 Mast Note”). The convertible notes carry a ten (10%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. The note is secured against the assets of the Company, excluding any assets assigned to the JV. The Company granted a total number of 1,422,613 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.15 up to five years after issuance. The Company also issued 1,600,446 of the Company’s common stock as commitment shares to Mast.

As of March 31, 2026, and December 31, 2025, convertible note under the 2026 Mast Note, net of debt discount, consist of the following amounts:

	March 31, 2026	December 31, 2025

Mast Hill Convertible note, inclusive of accrued interest 10% coupon January 2027	$405,645	$-
Convertible notes, gross	$405,645	$-
Less Debt discount recorded	(179,102)	-
Amortization debt discount	32,877	-
Convertible notes, net	$259,420	$-

The Company recognized approximately $7,300 and $0 of accrued interest during the three months ended March 31, 2026, and 2025, respectively. The Company recognized approximately $32,900 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the three months ended March 31, 2026.

Other short-term advances

As of March 31, 2026 compared to December 31, 2025, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	March 31, 2026	December 31, 2025
Short term advance from CFO – Related Party	$86,050	$86,050
Short term advances – bridge investors & others	210,000	210,000
Short term advances – Autotelic Inc. – Related Party	3,009,879	2,992,874
Short term advance – CEO – Related Party	175,000	125,000
Short term advance – Accredited investor	-	50,000
	$3,480,929	$3,513,924

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025 Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. In the three months ended March 31, 2026 Autotelic Inc. provided additional short-term funding of $17,000 to the Company. As such, approximately $3 million was outstanding and payable to Autotelic at March 31, 2026.

As of January 1, 2025, approximately $76,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2025, the CFO provided additional short-term funding of $10,000. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at March 31, 2026. In December 2023, the Company received $50,000 from the Company’s CEO. In December 2025, the amount due from PPM-2 payable to the CEO of $125,000 was converted into a short-term loan. As such, $175,000 was outstanding to the Company’s CEO at March 31, 2026. As of March 31, 2026, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

NOTE 6 – JOINT VENTURE WITH GMP BIO AND AFFILIATES, EQUITY METHOD INVESTMENT

On March 31, 2022, the Company entered into (i) an agreement to form the JV with Dragon, GMP Bio, both affiliates of GMP, (ii) a license agreement for rights to OT-101for the territory within the United States of America with Sapu Holdings, LLC, a wholly owned subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio. For more information on the JV and the related agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023.

As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. The JV was initially funded by equity contributions from Dragon under the terms of the joint venture agreement. That equity funding commitment has been fully paid as of June 30, 2025. In May 2025, GMP Bio and Golden Mountain Partners, an affiliate of Dragon, entered into a note purchase agreement and promissory note pursuant to which Golden Mountain Partners agreed to loan funds to the JV sufficient to meet its operating expenses for 2025 and beyond. The loans are made as monthly advances, bear interest at the Wall Street Journal “Prime” rate, and mature on December 31, 2026. Amounts due under the promissory note are convertible into equity of the JV at the election of Golden Mountain Partners at a price equal to 80% of the price for shares issued in connection with an equity financing of $20 million or more, or otherwise at a mutually agreed price. As of March 31, 2026, the JV had approximately $23.5 million in assets, recorded approximately $14.1 million in liabilities, including loans of approximately $9.7 million from Golden Mountain Partners, and incurred approximately $4.1 million and $3.1 million in operational expenses for the quarters ended March 31, 2026 and March 31, 2025, respectively.

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

In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of December 31, 2025, as the development and IPO operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV. The Company also utilized the services of an ASC-compliant third party valuation firm to validate the Company’s assessment. Based on the Company’s assessment and report, and considering the Company’s 45% ownership in the JV, the Company proceeded to record an increase in fair value of the Company’s ownership interest in GMP Bio of approximately $365.4 million. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three months ended March 31, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

A summary of the change in fair value of our investment in GMP Bio, as of March 31, 2026 and December 31, 2025 is shown below:

	March 31, 2026	December 31, 2025
Balance at January 1, 2026 and 2025	$388,000,000	$22,653,225
Add: change in fair value of investment in GMP Bio	-	365,346,775

Balance at March 31, 2026 and December 31, 2025	$388,000,000	$388,000,000

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

In December 2025, the Company converted the debt of forty-seven accredited investors from PPM-2 into the new subscription agreements under the new financing (“PPM-3”- See Note 8 below) in three tranches, which resulted in conversion of approximately $2.2 million of the PPM-2 debt into the PPM-3 debt. Two PPM-2 investors did not participate in the PPM-3 financing and as such, their 7 units for a total of approximately $0.2 million was converted into short term loan to the Company. As of March 31, 2026, PPM 2 financing only consists of the returned and unpaid accrued interest and no principal. The short term loan of one of the investors was repaid, including accrued interest, during the three months ended March 31, 2026.

As of March 31, 2026, and December 31, 2025, the PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	March 31, 2026	December 31, 2025
Accrued interest
Accrued, returned and unpaid interest	$19,112	$102,795
Total PPM-2 Darbie Financing, net of discounts	$19,112	$102,795

As of December 31, 2025, the Company reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt- Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and, accounted for the transaction as a debt extinguishment. The transaction related to the debt extinguishment during the year ended December 31, 2024 resulted in a loss from debt extinguishment of approximately $88,000, with a corresponding increase to additional paid-in capital. All warrants sold in this offering had an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rates	4.29%
Dividend	0.00%

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $38,000 for the three months ended March 31, 2026 and 2025, respectively, which is included in interest expense in the statements of operations. During the three months ended years ended March 31, 2026 and 2025, the Company incurred approximately $0 and $93,000 of interest expense related to the convertible notes.

NOTE 8 – PRIVATE PLACEMENT -3 (“PPM-3”) AND JH DARBIE FUNDING

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

In December 2025, in a series of three tranches, the Company converted the debt of forty-seven (47) accredited investors from PPM-2 (See Note 7 above) into the current subscription agreements under the PPM-3, which resulted in conversion of $2,175,000 of old debt into new debt to the Company. The Company did not receive any cash proceeds through the conversions. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Agreement”) pursuant to which DH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie in June 2024. Subsequently, the Company paid JH Darbie an amount of $326,250 for processing the three tranches of the Financing. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 10 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 87 units, JH Darbie was entitled to earn a total of 2,175,000 warrants. A total of 2 investors holding 7 units under the PPM-2 opted not to participate in the PPM-3 and approximately $0.2 million of notes were converted into short-term loan to the Company. Subsequently, one of the investors was repaid his loan of $50,000, including accrued interest, before the filing of this Report.

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

As of March 31, 2026, and December 31, 2025, debt recorded under the December 2025 JH Darbie Financing, net of debt discounts, consist of the following amounts:

	March 31, 2026	December 31, 2025
Convertible promissory notes
Subscription agreements - accredited investors	$1,789,509	$1,663,405
Total convertible promissory, net of discounts	$1,789,509	$1,663,405

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

The Company recorded an initial debt discount of approximately $511,600 for the year ended December 31, 2025. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $61,700 and $0 for the three months ended March 31, 2026 and 2025, respectively, which is included in interest expense in the statements of operations. During the three months ended years ended March 31, 2026 and 2025, the Company incurred approximately $64,000 and $0 of interest expense related to the convertible notes.

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

Expenses related to the MSA were approximately $500 for the three months ended March 31, 2026 and 2025.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2025 Annual Report on Form 10-K filed with SEC on April 15, 2026.

Notes Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. As of January 1, 2025, Dr Trieu had provided a short term loan of $50,000 to the Company. During the year ended December 31, 2025, Dr. Trieu converted his holding in PPM-2 of $125,000 into a short term loan with the Company. As such, the balance due and payable to Dr. Trieu, as of March 31, 2026 and December 31, 2025 was $175,000.

In November 2025, the Company entered into a restricted stock agreement (the “RSA-1”) with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The RSA-1 provides for a grant of up to 24,387.516 shares of our unissued Series A Convertible preferred stock (“Preferred Stock”), subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock upon conversion and votes with the Common Stock on an as converted basis. Dr. Trieu has achieved the first milestone and has earned 4,065 shares of Preferred Stock.

In January 2026, the Company entered into another restricted stock agreement (the “RSA-2”) with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The restricted stock agreement provides for a grant of up to 26,512 shares of our Preferred Stock, subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock upon conversion and votes with the Common Stock on an as converted basis. Dr. Trieu has achieved the first milestone and has earned 4,426 shares of Preferred Stock.

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025 Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. In the three months ended March 31, 2026 Autotelic Inc. provided additional short-term funding of $17,000 to the Company. As such, approximately $3 million was outstanding and payable to Autotelic at March 31, 2026.

Artius Consulting Agreement

In March 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time. For more information on this Agreement, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

No expense was recorded during the three months ended March 31, 2026 and 2025 related to this Agreement.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the three months ended March 31, 2026 or 2025, related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020, under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials. For more information on this Agreement, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Effective April 1, 2022, Dr. Maida’s compensation has been borne by the JV. No expense was recorded during the three months ended March 31, 2026 and 2025 related to this Agreement.

NOTE 10 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (MAST HILL)

In August, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) and Registration Rights Agreement with Mast Hill. Under the terms of the EPA, the Company issued warrants to purchase 3,350,000 shares of Common Stock to Mast Hill. Further, under the terms of the EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company filed the initial Form S-1 with the SEC on November 21, 2025 and the SEC declared the S-1 effective on December 23, 2025. The Company filed a prospectus on Form 424B3 with the SEC on December 23, 2025.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the three months ended March 31, 2026

In January 2026, the Company issued 1,600,446 of the Company’s Common Stock as commitment shares to Mast Hill in connection with a Note purchase agreement.

Issuance of Common Stock during the three months ended March 31, 2025

In March 2025, Fourth Man partially converted approximately $68,000 of their debt, including accrued interest. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

NOTE 12 – PREFERRED STOCK

The Company has authorized 15,000,000 shares of Convertible Preferred Stock, par value $0.01 per share, of which, 5,000,000 shares have been designated as Series A Convertible Preferred Stock. In November 2025, the Company entered into RSA-1 with Dr. Vuong Trieu, our CEO, and granted him 24,388 shares of our Preferred Stock, which were subject to a vesting schedule upon achievement of certain corporate milestones and subject to forfeiture if any or all the milestones were not achieved. As of December 31, 2025, 24,388 shares of the Company’s Preferred Stock were issued to Dr. Trieu, but Dr. Trieu would earn the Preferred Shares as and when he achieved certain milestones. As of December 31, 2025, Dr. Trieu had earned 12,196 shares of Preferred Stock. As of March 31, 2026, Dr. Trieu earned an additional 8,131 shares of Preferred Stock. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, and votes with the Common Stock on an as converted basis.

In January 2026, the Company entered into RSA-2 with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The restricted stock agreement provides for a grant of up to 26,512 shares of our Preferred Stock, subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock upon conversion and votes with the Common Stock on an as converted basis. Dr. Trieu has achieved the first milestone and has earned 4,426 shares of Preferred Stock.

	Shares	Amount
Balance at January 1, 2026	24,388	$244
Issuance of preferred stock	26,512	265
Balance at March 31, 2026	50,900	$509

	Shares	Amount
Balance at January 1, 2025	-	$-
Issuance of preferred stock	24,388	244
Balance at December 31, 2025	24,388	$244

For the January 2026 grant, The Company calculated the grant date fair value of the Preferred Stock for the RSA issued to Dr. Trieu as approximately $2.1 million, recorded stock-based compensation of approximately $0.7 million for the three months ended March 31, 2026 and had approximately $1.4 million of unamortized expense to be recognized in future periods as and when the milestones are achieved.

The Company calculated the grant date fair value of the Preferred Stock for the RSA issued to Dr. Trieu in 2025 as approximately $1.6 million, recorded stock-based compensation of approximately $1.1 million during the year ended December 31, 2025 and had approximately $0.5 million of unamortized expense to be recognized in future periods as and when the milestones are achieved. During the three months ended March 31, 2026, the Company recorded approximately $0.5 million of additional deferred compensation expense, recorded stock based compensation of approximately $0.8 million and had approximately $0.2 million of unamortized expense to be recognized in future periods as and when the milestones are achieved.

NOTE 13 – STOCK-BASED COMPENSATION

Compensation for services

In August 2025, the Company issued 20,322,930 shares of Common stock as service fees of approximately $1.2 million, as the grant date fair value of the Common Shares to Jefferson Capital, as part of the independent contractor agreement. Jefferson is due to earn certain shares out of the shares issued based on certain milestones, as described in Note 1 to this Report. The Company recognized approximately $0.1 million as stock based compensation during the three months ended March 31, 2026 and had approximately $0.2 million unamortized expense to be recognized in future periods as and when the milestones are achieved. The Company recognized approximately $1.0 million as stock based expense during the year ended December 31, 2025 and had approximately $0.20 million unamortized expense to be recognized in future periods as and when the milestones are achieved.

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

In December 2025, the Company issued 1,818,182 shares of Common stock as service fee of approximately $0.2 million to Outside the Box Capital, Inc. as part of the service agreement, as the grant date fair value of the Common Shares to Outside the Box Capital Inc. Outside the Box Capital Inc. is due to earn the shares issued based over the service period of the Agreement. The Company recognized approximately $0.1 million as stock based compensation during the three months ended March 31, 2026 and had approximately $39,000 unamortized expense to be recognized in future periods as and when the milestones are achieved. The Company recognized approximately $62,000 as stock based expense during the year ended December 31, 2025 and had approximately $0.14 million unamortized expense to be recognized over the remainder of the period of the services.

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity pre and post-merger.

As of March 31, 2026, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). No further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued to directors, officers, employees or consultants pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
For the three months ended March 31, 2026	Shares	Exercise Price
Outstanding at January 1, 2026	23,802,761	$0.15
Expired or cancelled	(500,000)	-
Outstanding at March 31, 2026	23,302,761	0.14
Options exercisable at March 31, 2026	13,110,261	0.16

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2026:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable

$0.1 to $0.15	16,250,000	6.2	$0.12	6,057,500
0.16 to $0.21	5,502,761	5.5	0.16	5,502,761
0.22 to $0.37	1,550,000	1.9	0.28	1,550,000
	23,302,761	5.8	$0.14	13,110,261

The compensation expense attributed to the issuance of the options is recognized as they are vested. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of March 31, 2026, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2023. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. The Company amortized $0 stock compensation expense during the three months ended March 31, 2026 and 2025 on the 2021 and 2022 grants. For more information on the stock options, refer to 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the three months ended March 31, 2026 and 2025, respectively are summarized as follows:

		Average
For the three months ended March 31, 2026	Shares	Exercise Price
Outstanding at January 1, 2026	59,415,289	$0.13
Issued during the three months ended March 31, 2026	1,422,613	0.15
Exercised / cancelled during the three months ended March 31, 2026	-	-
Outstanding at March 31, 2026	60,837,902	$0.13

		Average
For the three months ended March 31, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued during the three months ended March 31, 2025	-	-
Exercised / cancelled during the three months ended March 31, 2025	-	-
Outstanding at March 31, 2025	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at March 31, 2026:

	Outstanding and exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable
$0.13	961,539	0.75	0.13	961,539
0.20	4,373,750	1.0-1.23	0.20	4,373,750
0.12	46,555,000	1.75	0.12	46,555,000
0.12	2,175,000	4.76	0.12	2,175,000
0.15	6,772,613	4.50-4.76	0.15	6,772,613
	60,837,902	2.09	$0.13	60,837,902

NOTE 14– COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company is leasing the office located at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 on a month-to-month basis until such time a new office is identified. The Company believes the office is sufficient for its current operations.

PointR Merger Consideration

The total purchase price in the PointR Merger of $17,831,427 included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

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

NOTE 15 – SUBSEQUENT EVENTS

Shares issued to Fourth Man

In April 2026, the Company issued 300,000 shares of Common Stock to Fourth Man to permit the Company to sell the Common Stock under the EPA at a price less than $0.07 per share.

Intellectual Property Development and Services Agreement with Lunai Bioworks, Inc.

On April 17, 2026, the Company and Lunai Bioworks, Inc., a Delaware corporation (“Lunai”) entered into an intellectual property development and services agreement (“IP Services Agreement”), whereby the Company was to perform intellectual property development and business development services relating to a Nose-to-Brain (“N2B”) delivery platform. This includes applications in biodefense, Alzheimer’s disease (“AD”), and broader central nervous system (“CNS”) indications and excludes Parkinson’s disease and sexual dysfunction. The work shall focus on direct-to-CNS delivery to bypass the blood-brain barrier (BBB). The scope of services included scientific development, IP execution, technical data delivery, business development support and broadened biodefense focus. In connection with these services, Lunai agreed to compensate the Company a total compensation of $250,000, of which $62,500 was payable upon signing of the IP Services Agreement, $62,500 upon filing of provisional patents and $125,000 payable upon the execution of a biodefense and neurodegenerative platform IP acquisition agreement by Lunai, which was the agreement and plan for merger with Lunai, described below. The Company has completed all it’s obligations under the IP Services Agreement, has invoiced Lunai for the services and will recognize the revenue under the IP Services Agreement during the three months ended June 30, 2026.

Agreement and Plan of Merger With Lunai

On April 27, 2026, Oncotelic Inc., a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lunai, Lunai Bioworks IP, Inc., a Delaware corporation and a wholly owned subsidiary of Lunai (“Merger Sub”), Neurobridge IP Holdings Incorporated, a Delaware corporation (“Holdings”), and the holders of all of the issued and outstanding capital stock of Holdings, namely the Company and Pelerin Therapeutics Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“Pelerin” and, together with Oncotelic Inc., the “Holders”). Pursuant to the Merger Agreement, Holdings merged with and into Merger Sub in a triangular merger (the “Merger”), with Merger Sub continuing as the surviving corporation and as a wholly owned subsidiary of Lunai. The Merger was completed on May 1, 2026. Immediately prior to the effective time of the Merger, all of the issued and outstanding capital stock of Holdings was owned 62.5% by Oncotelic Inc. and 37.5% by Pelerin. The sole assets of Holdings at the effective time of the Merger consisted of a multi-jurisdictional patent portfolio (collectively, and as further defined in the Merger Agreement, the “Patents”), which the Holders had contributed to Holdings prior to the effective time. In consideration for the Merger, on May 1, 2026 Lunai issued to the Holders an aggregate of eight (8) shares of a newly designated series of preferred stock of Lunai, designated as “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”), having an aggregate stated value (the “Stated Value”) of $20,000,000. The Series B Preferred Stock was allocated five (5) shares to Oncotelic Inc (representing 62.5% of the Series B Preferred Stock and an aggregate Stated Value of $12,500,000). For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

IP Assignment Agreement

In connection with the Merger Agreement, on April 27, 2026, Oncotelic Inc. entered into an IP Assignment Agreement with Holdings, pursuant to which it agreed to contribute and assign certain assets relating to the intellectual property of the Company (collectively, the “Intellectual Property Assets”) to Holdings. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

IP Grant-back Agreement

Further, on April 27, 2026, the Company and Holdings entered into an Intellectual Property Assignment and Grant-back Agreement (the “IP Grant-back Agreement”). The IP Grant-back Agreement grants back to the Company a perpetual, irrevocable, royalty-free, exclusive, non-terminable, and non-cancellable license to make, have made, use, offer to sell, sell, and otherwise exploit the Intellectual Property Assets in all fields of use except the Biodefense Field and the Alzheimer’s Disease Field as defined in the IP Grant-back Agreement, giving Holdings exclusive use of the Intellectual Property Assets in those fields. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

Asset Transfer Agreement

Further, on April 30, 2026, Oncotelic Inc. and Autotelic Inc. (“Autotelic”) entered into an asset transfer agreement (the “Asset Transfer Agreement”) pursuant to which Autotelic agreed to transfer all the rights, title and interest to certain assets (“Assets”), described below and owned by Autotelic to Oncotelic Inc. This Asset Transfer Agreement was entered into by both parties to effectuate the Merger Agreement. Dr. Trieu, Chairman and CEO of the Company, is a partial owner and control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The Assets transferred pursuant to the Asset Transfer Agreement include Peptide Y (including all variants, analogs, derivatives); Parathyroid Hormone (“PTH”), including PTH 1-34, PTH 1-84, and derivatives; Insulin (including intranasal and other formulations); Apomorphine (including intranasal and other formulations); Carbetocin (including intranasal and other formulations); any associated combination therapies, including multi-agent CNS, AD, metabolic, endocrine, or biodefense applications; and all delivery platforms, including nasal, injectable, and device-based systems and includes all patents, patent applications, know-how, trade secrets, data, formulations, manufacturing processes, regulatory filings, and all related rights associated with the Assets. In consideration for the transfer of the Assets, the Company shall issue equity of ten percent (10%) of the fully diluted outstanding shares of the Company, issuable on an uplisting of its capital stock to NYSE/NASDAQ. No cash was paid for the Asset Transfer Agreement. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Quarterly Report” or “Report”) contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Any statements contained in or incorporated by reference into this Quarterly Report, that are not statements of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Statements concerning: our expectations on the timing, success of the JV’s product approvals, commercialization of the JVs products and results of operations of the JV: our expectations on the timing, success, or valuation our JV’s planned initial public offering; the timing, success or continuing valuation of our equity interest in the JV; our ability to secure future debt or equity financing needed to meet operating costs; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the expected efficacy of our product candidates compared to competitive products; anticipated results of our research and development programs as well as preclinical and clinical trials; expected market size, market acceptance for our product candidates; our ability to enter into future partnerships, joint ventures or other corporate transactions, ability of us being able to obtain additional resources, including debt or equity funding, and the expected benefits to be derived from those transactions; the anticipated impact of regulatory and legislative changes in the United States and foreign countries on our product candidates and operations; anticipated trends in revenues, operating expenses or financial position and results of operations; and our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense; are all forward-looking statements.

Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026 and the other registration statements and reports that we file with the Securities and Exchange Commission (“SEC”).

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Readers should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

Corporate History

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, Pet2DAO Inc., a Delaware corporation and EdgePoint AI, Inc. (“EdgePoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR, Pet2DAO and EdgePoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary EdgePoint in February 2020. For more information on these mergers, 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

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

Since April 2022, the Company has conducted the vast majority of its development efforts for OT-101 through a joint venture (the “JV”), namely GMP Biotechnology Limited (“GMP Bio”), with Dragon Overseas Capital (“Dragon”). In connection with the formation of the JV, the Company contributed license rights OT-101 for both U.S. and the rest of the world, in exchange for a 45% equity interest in GMP Bio, and Dragon agreed to provide approximately $27.6 million of research and development funding in exchange for a 55% ownership stake in GMP Bio. The Company accounts for its holdings in GMP Bio as an equity investment under the fair value option. Accordingly, the Company accounts for only its change in fair value in the Company’s investment in GMP Bio, and the income and expenses of the JV are not consolidated in the Company’s financial statements.

The Company announced in November 2025 that the JV obtained a preliminary independent third-party valuation of approximately $2.3 billion for its therapeutic pipeline, assuming and implying an illustrative value of approximately $1 billion based on the Company’s 45% ownership interest in the JV. The Company had previously stated that this valuation was non-binding, forward-looking, and not determinative of fair value under U.S. GAAP, and that a separate ASC-compliant valuation process would be done. Under the fair value option, the Company periodically conducts a fair value assessment and records a change in the value when circumstances warrant reassessing the value of investment in GMP Bio. The Company conducted an ASC-compliant valuation, including through an independent valuation expert based on the same parameters and conditions envisioned in the valuation conducted by the JV. Based on the Company’s evaluation, the Company proceeded to record a change in the value of the Company’s interest in the JV of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability and lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three months ended March 31, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met. As previously announced, GMP Bio is progressing with its strategic and operational plans, which include efforts to secure third-party financing and a possible initial public offering in Hong Kong during 2026. For more information on, refer to Recent Joint Venture Developments below.

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

All these factors formed a basis for a triggering event of significant development for the JV and justified the JV, and consequently the Company, to reassess the fair value of the JV. After the business valuation exercise by GMP Bio, the Company proceeded to conduct its own independent assessment of the valuation of the JV. The basis for the valuation was utilizing the same conditions, financial projection, risks and parameters of assessment as done by the offshore independent valuation firm, and then applying additional independent parameters required to adhere to the strict ASC-compliant standards as generally used in the United States. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability and lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three months ended March 31, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

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

Joint Development, Manufacturing and Licensing Agreement with TechForce Robotics

On March 31, 2026, the Company entered into a Joint Development, Manufacturing, and Licensing Agreement (the “Joint Development Agreement”) with TechForce Robotics, Inc. (“TechForce”), a Nevada corporation. The Joint Development Agreement establishes a framework for the joint development, and manufacturing of AI-enabled, GMP-compliant robotic systems for use in pharmaceutical and related manufacturing environments. The integrated product to be developed combines TechForce’s robotic hardware with the Company’s proprietary PDAOAI Platform.

Intellectual Property Development and Services Agreement with Lunai Bioworks, Inc.

On April 17, 2026, the Company and Lunai Bioworks, Inc., a Delaware corporation (“Lunai”) entered into an intellectual property development and services agreement (“IP Services Agreement”), whereby the Company was to perform intellectual property development and business development services relating to a Nose-to-Brain (“N2B”) delivery platform. This includes applications in biodefense, Alzheimer’s disease (“AD”), and broader central nervous system (“CNS”) indications and excludes Parkinson’s disease and sexual dysfunction. The work shall focus on direct-to-CNS delivery to bypass the blood-brain barrier. The scope of services included scientific development, IP execution, technical data delivery, business development support and broadened biodefense focus. In connection with these services, Lunai agreed to compensate the Company a total compensation of $250,000, of which $62,500 was payable upon signing of the IP Services Agreement, $62,500 upon filing of provisional patents and $125,000 payable upon the execution of a biodefense and neurodegenerative platform IP acquisition agreement by Lunai, which was the agreement and plan for merger with Lunai, described below. The Company has completed all it’s obligations under the IP Services Agreement, has invoiced Lunai for the services and will recognize the revenue under the IP Services Agreement during the three months ended June 30, 2026.

Agreement and Plan of Merger With Lunai

On April 27, 2026, Oncotelic Inc., a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lunai, Lunai Bioworks IP, Inc., a Delaware corporation and a wholly owned subsidiary of Lunai (“Merger Sub”), Neurobridge IP Holdings Incorporated, a Delaware corporation (“Holdings”), and the holders of all of the issued and outstanding capital stock of Holdings, namely Oncotelic Inc. and Pelerin Therapeutics Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“Pelerin” and, together with Oncotelic Inc., the “Holders”). Pursuant to the Merger Agreement, Holdings merged with and into Merger Sub in a triangular merger (the “Merger”), with Merger Sub continuing as the surviving corporation and as a wholly owned subsidiary of Lunai. The Merger was completed on May 1, 2026. Immediately prior to the effective time of the Merger, all of the issued and outstanding capital stock of Holdings was owned 62.5% by Oncotelic Inc. and 37.5% by Pelerin. The sole assets of Holdings at the effective time of the Merger consisted of a multi-jurisdictional patent portfolio (collectively, and as further defined in the Merger Agreement, the “Patents”), which the Holders had contributed to Holdings prior to the effective time. In consideration for the Merger, on May 1, 2026 Lunai issued to the Holders an aggregate of eight (8) shares of a newly designated series of preferred stock of Lunai, designated as “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”), having an aggregate stated value (the “Stated Value”) of $20,000,000. The Series B Preferred Stock was allocated five (5) shares to Oncotelic Inc. (representing 62.5% of the Series B Preferred Stock and an aggregate Stated Value of $12,500,000). For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

IP Assignment Agreement

In connection with the Merger Agreement, on April 27, 2026, Oncotelic Inc. entered into an IP Assignment Agreement with Holdings, pursuant to which it agreed to contribute and assign certain assets relating to the intellectual property of the Company (collectively, the “Intellectual Property Assets”) to Holdings. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

IP Grant-back Agreement

Further, on April 27, 2026, the Company and Holdings entered into an Intellectual Property Assignment and Grant-back Agreement (the “IP Grant-back Agreement”). The IP Grant-back Agreement grants back to the Company a perpetual, irrevocable, royalty-free, exclusive, non-terminable, and non-cancellable license to make, have made, use, offer to sell, sell, and otherwise exploit the Intellectual Property Assets in all fields of use except the Biodefense Field and the Alzheimer’s Disease Field as defined in the IP Grant-back Agreement, giving Holdings exclusive use of the Intellectual Property Assets in those fields. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

Asset Transfer Agreement

Further, on April 30, 2026, Oncotelic Inc. on behalf of the Company, and Autotelic Inc. (“Autotelic”) entered into an asset transfer agreement (the “Asset Transfer Agreement”) pursuant to which Autotelic agreed to transfer all the rights, title and interest to certain assets (“Assets”), described below and owned by Autotelic to Oncotelic Inc. This Asset Transfer Agreement was entered into by both parties to effectuate the Merger Agreement. Dr. Trieu, Chairman and CEO of Oncotelic Therapeutics, Inc., is a partial owner and control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The Assets transferred pursuant to the Asset Transfer Agreement include Peptide Y (including all variants, analogs, derivatives); Parathyroid Hormone (“PTH”), including PTH 1-34, PTH 1-84, and derivatives; Insulin (including intranasal and other formulations); Apomorphine (including intranasal and other formulations); Carbetocin (including intranasal and other formulations); any associated combination therapies, including multi-agent CNS, AD, metabolic, endocrine, or biodefense applications; and all delivery platforms, including nasal, injectable, and device-based systems and includes all patents, patent applications, know-how, trade secrets, data, formulations, manufacturing processes, regulatory filings, and all related rights associated with the Assets. In consideration for the transfer of the Assets, the Company shall issue equity of ten percent (10%) of the fully diluted outstanding shares of the Company, issuable on an uplisting of its capital stock to NYSE/NASDAQ. No cash was paid for the Asset Transfer Agreement. For more information on the Merger Agreement, refer to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

Recent Financing Transactions

2026 Mast Hill Note

In January 2026, the Company entered into a Securities Purchase Agreement (the “2026 Mast Hill Purchase Agreement”), with Mast Hill Fund, LP (“Mast Hill”), and the Company issued a convertible promissory note in the aggregate gross principal amount of approximately $398,333 (the “2026 Mast Hill Note”). The 2026 Mast Hill Note is convertible into shares of the Company’s Common Stock. For more information on the 2026 Mast Hill Note, refer to Note 5 of the Notes to the Consolidated Financial Statements included in this report.

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

Short-term loans from related parties / families

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025 Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. In the three months ended March 31, 2026 Autotelic Inc. provided additional short-term funding of $17,000 to the Company. As such, approximately $3 million was outstanding and payable to Autotelic at March 31, 2026.

As of January 1, 2025, approximately $76,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2025, the CFO provided additional short-term funding of $10,000. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at March 31, 2026.

In December 2023, the Company received $50,000 from the Company’s CEO. In December 2025, the amount due from PPM-2 payable to the CEO of $125,000 was converted into a short-term loan. As such, $175,000 was outstanding to the Company’s CEO at March 31, 2026. As of March 31, 2026, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

Results of Operations

A comparison of the Company’s operating results for the three months ended March 31, 2026 and 2025, respectively, is as follows.

	March 31, 2026	March 31, 2025	Variance
Operating expense:
Research and development	$795	$297	$498
General and administrative	1,852,590	100,803	1,751,787

Total operating expense	1,853,385	101,100	1,752,285
Loss from operations	(1,853,385)	(101,100)	(1,752,285)
Interest expense, net	(295,811)	(203,797)	(92,014)
Change in fair value of derivative on debt	(90,080)	(59,367)	(30,713)
Net loss before controlling interests	$(2,239,276)	$(364,264)	$1,875,012

Net Loss

We recorded a net loss of approximately $2.2 million for the three months ended March 31, 2026 as compared to approximately $0.4 million for the three months ended March 31, 2025. The higher loss of approximately $1.9 million for the three months ended March 31, 2026 as compared to the same period of 2025 was primarily due to higher operating expenses of approximately $1.8 million, of which approximately $1.6 million relates to higher stock-based compensation, and higher interest expense of approximately $0.1 million incurred during the three months ended March 31, 2026 as compared to the same period of 2025.

Research and Development Expenses

Research and development (“R&D”) expenses increased marginally by approximately $500 for the three months ended March 31, 2026 compared to the same period in 2025. The lower R&D cost was primarily related to lower operational costs, as these costs are now being borne by our JV since April 2022.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $1.8 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in stock based compensation of approximately $1.6 million and approximately $0.2 million in other operating costs.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.3 million for the three months ended March 31, 2026 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.2 million for the same period of 2025. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5, Note 7 and Note 8 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended March 31, 2026, we recorded a loss of approximately $90 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the three months ended March 31, 2025, we recorded a loss of approximately $60 thousand due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2026	December 31, 2025
Cash	$84	$109
Working capital	(16,330)	(16,945)
Total Oncotelic Therapeutics, Inc. Stockholders’ Equity	263,286	262,761

Except the year ending December 31, 2025, the Company has experienced net losses every year since inception. Since inception, and at the end of the year ending December 31, 2024, the Company had an accumulated deficit of approximately $38 million. As of December 31, 2025, after giving effect to the re-valuation of the Company’s interest in the JV, the Company recorded net income of approximately $249 million after recording deferred taxes of $111.6 million, and as such had positive total stockholders’ equity, before non-controlling interests, of approximately $262.8 million. The Company incurred a loss of approximately $2.2 million during the year ended March 31, 2026.

As of March 31, 2026, the Company had positive total stockholders’ equity, before non-controlling interests, of approximately $263.3 million, approximately $0.1 million in cash, approximately $2.0 million of prepaid and other current assets and current liabilities of approximately $18.4 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $12.5 million of short term debt, including accrued interest, and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones.

As of March 31, 2026 and December 31, 2025, the Company also had approximately $1.8 million and approximately $1.7 million, respectively, of long-term debt on account of the PPM-3 and $111.6 million of deferred income taxes. Management expects to incur significantly lower costs and losses, especially due to the transfer of costs over to the JV since April 2022, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders, and sale of equity under the EPA with Peak One. The Company will need to raise additional capital in order to fund its operations and continue development of its product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has been developing OT-101 for various cancers, as well as a nanoparticle platform through the JV. Substantial development on that front has occurred during the past year and continues to occur.

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

Cash Flows

	Three month ended March 31,
	2026	2025
Net cash used in operating activities	$(342)	$(167)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	317	160
Increase (decrease) in cash	$(25)	$(7)

Operating Activities

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2026. This was due to the net loss of approximately $2.2 million and an increase in operating assets and liabilities of approximately $0.1 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of approximately $0.1 million, non-cash stock based compensation of approximately $1.6 million, loss due to change in fair value of derivative of approximately $0.1 million, non-cash cost of stock issued to shareholders of approximately $0.1 million.

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

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was approximately $0.3 million, primarily due to convertible debt from Mast Hill of approximately $0.4 million and a short term debt of $17 thousand from a related party, and offset by a repayment of a short term loan of $50 thousand.

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

Although we may from time-to-time manufacture drugs and conduct preclinical or clinical trials outside of the United States, we believe our exposure to foreign currency risk to be immaterial. We do not use any type of hedging arrangement to mitigate any foreign currency risk.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2026 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, we continued to work on our planned implementation and remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. Due to lack of resources, we have not made any substantial progress in our planned remediation efforts, however, we are optimistic that the Company to complete its planned execution of internal controls over financial reporting upon the availability of resources.

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

Item 1A. Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026 and other SEC filings. The risks described below and in our 2025 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2026, the Company issued 1,600,446 shares of Common Stock to Mast Hill as additional consideration in connection with the issuance of a $398,333 senior secured promissory note.

Item 3. Defaults upon Senior Securities

As of March 31, 2026, the Company was in default under the Forever Prosperity Notes (formerly GMP Notes) for failure to pay the outstanding principal and interest under the Forever Prosperity Notes at their maturity date. The total principal outstanding on all the Forever Prosperity Notes, inclusive of accrued interest, was approximately $4.95 million as of March 31, 2026. Forever Prosperity, the current holder of the notes, is an affiliate of Dragon, the other party in the Company’s JV, and has not called for the repayment of the debt. For additional information on the Forever Prosperity Notes see Note 5 of the consolidated financial statements included in this report.

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

The following exhibits are included as part of this Quarterly Report, and should not be considered as a complete list of exhibits. A more complete list of previously filed Exhibits can be found with our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026:

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Joint Development, Manufacturing and Licensing Agreement	8-K	04/02/2026	10.1

10.2	Agreement and Plan of Merger	8-K	05/05/2026	2.1

10.3	Intellectual Property Assignment	8-K	05/05/2026	10.1

10.4	Intellectual Property Assignment and Grant-back Agreement	8-K	05/05/2026	10.2

10.5	Asset Transfer Agreement	8-K	05/05/2026	10.3

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

101.1	Interactive Data Files for the quarterly period ended March 31, 2026 and year ended December 31, 2025				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERAPEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2026

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 14, 2026

