Form 10-Q
period 2026-06-30
Oncotelic Therapeutics, Inc.
filed 2026-08-13
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	OTLC	OTC Markets

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

As of August 13, 2026, there were 457,512,796 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$186,014	$88,857
Restricted cash	20,000	20,000
Accounts receivable	2,058	51,324
Prepaid and other current assets	1,252,670	1,038,071

Total current assets	1,460,742	1,198,252

In process R&D	1,101,760	1,101,760
Goodwill, net of impairment	2,788,230	2,788,230
Investment in equity securities	1,400,000	-
Investment in GMP Bio at fair value	388,000,000	388,000,000
Total assets	$394,750,732	$393,088,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,554,999	$2,571,123
Accounts payable to related party	349,138	348,111
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	337,256	350,044
Convertible and short-term debt, net of costs	7,925,881	8,225,669
Convertible debt and short-term debt - related party, net of costs	4,114,684	4,023,331

Total current liabilities	17,906,958	18,143,278

Convertible long-term debt, net of costs	1,854,395	1,663,405
Deferred income tax liability	111,550,000	111,550,000

Total liabilities	131,311,353	131,356,683

Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 50,900 and 24,388 issued and outstanding, respectively	509	244
Common stock, $0.01 par value; 750,000,000 shares authorized; 457,012,796 and 442,596,856 issued and outstanding, respectively	4,570,125	4,425,968
Additional paid-in capital	50,556,882	47,095,219
Accumulated equity	209,433,535	211,239,164

Total Oncotelic Therapeutics, Inc. stockholders’ equity	264,561,051	262,760,595
Non-controlling interests	(1,121,672)	(1,029,036)

Total stockholders’ equity	263,439,379	261,731,559
Total liabilities and stockholders’ equity	$394,750,732	$393,088,242

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three AND SIX MONTHS ended JUNE 30, 2026 and 2025

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Service revenue	$250,000	$-	$250,000	$-

Operating expenses:
Research and development	345	297	1,140	594
General and administrative	1,093,220	65,672	2,945,810	166,472
Total operating expenses	1,093,565	65,969	2,946,950	167,066

Loss from operations	(843,565)	(65,969)	(2,696,950)	(167,066)
Other income (expense):
Gain on derecognition of non-financial asset	1,100,000	-	1,100,000	-
Change in fair value equity investment	300,000	-	300,000	-
Interest expense, net	(318,292)	(207,780)	(614,103)	(411,579)
Change in fair value of derivative on debt	102,868	484,198	12,788	424,830
Total other income	1,184,576	276,418	798,685	13,251
Net income (loss) before non-controlling interests	341,011	210,449	(1,898,265)	(153,815)
Net loss attributable to non-controlling interests	(47,136)	(67,407)	(92,636)	(132,955)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$388,147	$277,856	$(1,805,629)	$(20,860)

Basic and diluted net income (loss) per share attributable to common stock	$0.00	$0.00	$(0.00)	$(0.00)
Basic and diluted weighted average common stock outstanding	447,386,505	408,292,720	445,596,158	407,860,290

Diluted net income (loss) per share attributable to common stock	$0.00	$0.00	$(0.00)	$(0.00)
Diluted weighted average common stock outstanding	467,914,165	452,809,058	445,596,158	407,860,290

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Interests	Equity

Balance at January 1, 2026	24,388	$244	442,596,856	$4,425,968	$47,095,219	$211,239,164	$(1,029,036)	$261,731,559

Preferred shares issued for services	26,512	265	-	-	2,588,227	-	-	2,588,492
Shares and warrants issued in connection with debt conversion	-	-	1,600,446	16,002	114,764	-	-	130,766
Net loss	-	-	-	-	-	(2,193,776)	(45,500)	(2,239,276)
Balance at March 31, 2026	50,900	$509	444,197,302	$4,441,970	$49,798,210	$209,045,388	$(1,074,536)	$262,211,541

Common shares issued upon conversion of debt	-	-	11,877,507	118,775	728,695	-	-	847,470
Common shares issued with debt	-	-	800,000	8,000	24,727	-	-	32,727
Shares issued in connection with equity purchase agreement	-	-	137,987	1,380	5,250	-	-	6,630

Net Income (Loss)	-	-	-	-	-	388,147	(47,136)	341,011
Balance at June 30, 2026	50,900	$509	457,012,796	$4,570,125	$50,556,882	$209,433,535	$(1,121,672)	$263,439,379

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2025	-	$-	407,289,888	$4,072,899	$42,219,400	$(38,040,668)	$(774,119)	$7,477,512
Common shares issued upon partial conversion of debt	-	-	1,002,832	10,028	60,170	-	-	70,198
Net loss	-	-	-	-	-	(298,716)	(65,548)	(364,264)
Balance at March 31, 2025	-	$-	408,292,720	$4,082,927	$42,279,570	$(38,339,384)	$(839,667)	$7,183,446

Net Income (Loss)			-	-	-	277,856	(67,407)	210,449
Balance at June 30, 2025			408,292,720	$4,082,927	$42,279,570	$(38,061,528)	$(907,074)	$7,393,895

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,898,265)	$(153,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred finance costs	302,014	81,095
Stock-based compensation	2,372,257	-
Gain on derecognition of non-financial asset	(1,100,000)	-
Change in fair value equity investment	(300,000)	-
Common shares issued to investors	130,766	-
Change in fair value of derivative	(12,788)	(424,830)
Changes in operating assets and liabilities:
Accounts receivable	49,266	-
Prepaids and other current assets	(214,599)	(1,487)
Accounts payable and accrued liabilities	235,882	204,904
Accounts payable to related party	1,027	1,027
Net cash used in operating activities	(434,440)	(293,106)

Cash flows from financing activities:
Proceeds from sales of common stock under equity purchase agreement	6,630	-
Net proceeds from convertible debt	500,000	-
Proceeds from short term loans, others	57,922	295,000
Repaid to related party/others	(32,955)	-
Net cash provided by financing activities	531,597	295,000

Net increase in cash	97,157	1,894

Cash and restricted cash - beginning of period	108,857	106,128

Cash and restricted cash - end of period	$206,014	$108,022

Supplemental cash flow information:
Cash paid for:
Interest paid	$163,597	$175,650
Non-cash investing and financing activities:
Common stock issued in connection with debt	$163,495	$-
Common shares issued upon conversion of debt	$847,470	$70,198
Equity investment in exchange for non-financial asset	$1,100,000	$-

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

The Company entered into a JV with Dragon to form GMP Bio in March 2022. The Company’s ownership interest in GMP Bio is 45%, while that of Dragon is 55%. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors. The JV is also developing five other nanoparticles for various cancer therapies. The pharmaceutical development of OT-101, our nano-particle platform and other artificial intelligence (“AI”) development is being advanced through our JV. In addition, the JV has also set up a FDA certified cGMP development and manufacturing facility in San Diego, California which is capable of drug development and manufacture of Phase 1 clinical trial materials.

During the year ended December 31, 2025, GMP Bio completed an independent third-party valuation by an offshore independent valuation firm, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. This valuation was non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. That valuation was interpreted not to be a current measure of fair value under the United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Oncotelic conducted an assessment of the change in fair value and hired the services of a separate, ASC-compliant valuation firm to perform a valuation of GMP Bio under U.S. GAAP standards. The results of this valuation that indicated a change in the value of the Company’s holdings in GMP Bio have been incorporated into this, consistent with the Company’s fair value reporting under U.S. GAAP. The valuation conducted by the independent valuation firm conducted a fair value of GMP Bio based on various methods compliant with US GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio as assessed by the valuation firm, attributed the ownership of the Company in GMP Bio to ascertain the Company’s interest in GMP Bio, and recorded the resulting gain to the investment in GMP Bio at fair value. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability, lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. As the circumstances related to the JV have not materially changed since December 31, 2025 till the date of this filing, the Company qualitatively assessed and determined that no additional fair value adjustment was required and hence, the Company has not recorded a change in value of the Company’s interest in the JV. In the future, the Company will appropriately adjust the fair value of the Company’s interest in the JV, at the end of reporting periods, and when key value inflection points are met or the Company observes conditions that require the fair value of the Company’s interest in the JV to be adjusted.

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

Although no assurances can be given, GMP Bio currently intends to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the unaudited Notes to the Condensed Consolidated Financial Statements.

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

Separately from the JV, the Company plans to develop OT-101 for select animal-health indications and is evaluating the use of digital assets and blockchain-based technologies to support that platform. The Company acquired apomorphine for potential uses in Parkinson’s disease, erectile dysfunction, and female sexual dysfunction. The Company continues to evaluate advancement opportunities for OXi4503 (for acute myeloid leukemia and myelodysplastic syndromes) and CA4P (in combination with checkpoint inhibitors for metastatic melanoma). The development of all these products will be subject to the availability of resources to develop them.

In April 2026, the Company announced that it had entered into a strategic partnership with TechForce Robotics, Inc. (“TechForce”) to advance the commercialization of its PDAOAI-enabled, GMP-compliant robotics platform. This milestone reflects the culmination of several years of research and development efforts, resulting in an integrated platform designed to combine Oncotelic’s proprietary PDAOAI capabilities with TechForce’s robotics hardware and manufacturing expertise. The system under development is designed to operate within GMP-regulated environments and is intended to enable automated material handling, real-time monitoring, and PDAOAI-enhanced compliance workflows across pharmaceutical manufacturing and related applications. For more information on the partnership with TechForce, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

Agreement and Plan of Merger with Lunai Bioworks Inc.

In April 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lunai Bioworks, Inc. (“Lunai”), a Delaware corporation, Lunai Bioworks IP, Inc., a Delaware corporation and a wholly owned subsidiary of Lunai (“Merger Sub”), Neurobridge IP Holdings Incorporated, a Delaware corporation (“Holdings”). In connection with the Merger Agreement, the Company entered into an IP Assignment Agreement with Holdings, pursuant to which it agreed to contribute and assign certain assets relating to the intellectual property of the Company (collectively, the “Intellectual Property Assets”) to Holdings. For more discussion on the transactions with Lunai, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

Fundraising

Pacific Pier June 2026 Note

On June 23, 2026, the Company entered into a Securities Purchase Agreement (the “2026 Pacific Pier SPA”), with Pacific Pier Capital II, LP (“Pacific Pier”), pursuant to which Company issued a convertible promissory note in the aggregate gross principal amount of $178,410 (the “2026 Pacific Pier Note”). The 2026 Pacific Pier Note is convertible into shares of the Company’s common stock par value $0.01 per share (“Common Stock”).

For more information on the Pacific Pier financing of the Company, refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Mast Hill January 2026 Note

In January 2026, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $398,333 that is convertible into shares of the Company’s Common Stock. Proceeds from this note are to be utilized for corporate expenses. This note, the May 2022 Note and the July 2025 Note are securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Mast Hill July 2025 Note

In July 2025, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of approximately $0.6 million, which is convertible into shares of the Company’s Common Stock. This note was utilized for corporate expenses. This note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Mast Hill Equity Purchase Agreement

In August, 2025, the Company entered into an Equity Purchase Agreement (the “Mast EPA”) and a Registration Rights Agreement (the “Mast Registration Rights Agreement”) with Mast, pursuant to which the Company shall have the right, but not the obligation, to direct Mast, to purchase up to $25 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock in multiple tranches. The Company instructed Mast Hill in June 2026 to purchase approximately 138,000 shares of Common Stock for cash proceeds of approximately $6,600 and incurred a cost of approximately $1,500 against the sale of the Common Stock. The Company plans to file a post-effective amendment to the registration statement with the SEC at the earliest.

For more information on the Mast EPA, refer to Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Jefferson Capital Ventures, LLC and Valor Nation, Inc Independent Contractor Agreements

In August 2025, the Company entered into independent contractor agreements (“ICA”) with Jefferson Capital Ventures, LLC (“Jefferson”) and Valor Nation, Inc. (“Valor”) for providing certain consulting and advisory services. The ICAs call for Jefferson and Valor to provide consulting and advisory services including strategic planning meetings, coordination non-legal support for SEC compliance, balance sheet and income statement optimization strategies, shareholder and investor communication planning, liaison with investment bankers, analysts, and institutional investors, operational efficiency and cost-saving recommendations and ancillary strategic services not requiring a license, corporate planning, operations and capital markets advisory services not requiring licenses. For more information on the Jefferson and Valor ICAs, refer to our Current Report on Form 8-K filed with the SEC on August 12, 2025. Further on December 31, 2025 the Company reported modifying the threshold of the first milestone contained within the ICA with Jefferson, to earn certain RSAs of shares the Company’s Common Stock upon the achievement of certain corporate milestones. The amendment modified the Company’s market capitalization exceeded $100 million requirement on any single trading day’s close to $45 million on any single trading day’s close. This amendment was to enable the Company to be able to continue to build on its progress to date including making effective it’s equity line with Mast Hills, engagement of AGP for future financing, and engaging Sichenzia, Ross and Ferrell (“SRF”) for uplisting the Corporation’s stock to a nationally recognized stock exchange and to achieve its corporate goals contained within the said ICA. For more information on the modification, refer to our Current Report on Form 8-K filed with the SEC on January 6, 2026. In connection with the engagement with SRF, the Company filed an initial application with Nasdaq on July 28, 2026.

Private Placement 3 & JH Darbie Financing

In December 2025, the Company completed the conversion of the debt of forty-seven (47) accredited investors from the JH Darbie Financing from our prior private placement (“PPM-2”) into the new subscription agreements under the new financing (“PPM-3”) in three tranches, which resulted in conversion of approximately $2.2 million. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Placement Agreement”), pursuant to which JH Darbie had the right to sell/convert a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Two of the investors did not participate in PPM-3 and their 7 units for a total of approximately $0.2 million were converted into short term loan to the Company, of which one investor was paid off during the six months ended June 30, 2026. For more information on the PPM-3 Financing, refer to Note 8 of these Notes to the Condensed Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of approximately $0.7 million, which note is convertible into shares of the Company’s Common Stock. The May 2022 Note was extended till December 2026. In June 2026, Mast Hill converted the balance of the May 2022 Note, including accrued interest and penalty, of approximately $847,000 into approximately 11.9 million shares of the Company’s Common Stock. As of June 30, 2026, this note is fully converted.

For more information on the debt financing of the Company, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Forever Prosperity (previously GMP) Note purchase agreements and unsecured notes

Between June 2020 and January 2022, the Company entered into various purchase agreements and promissory notes with GMP, cumulatively totaling $4.5 million. Such notes were assigned to Forever Prosperity, LLC, an affiliated entity of GMP. For more information on the GMP debt financing, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements.

Mosaic ImmunoEngineering, Inc. Term Sheet

In April 2024, the Company entered into a binding term sheet (the “Term Sheet”) with Mosaic Immuno Engineering, Inc. (“Mosaic”). For more information on the Term Sheet, refer to the Current Report on Form 8-K filed with the SEC on April 29, 2024. In August 2024, Mosaic and the Company mutually agreed to extend the date of the Term Sheet to expire at the earlier of (1) the signing of definitive agreements or (2) December 31, 2024. In December 2024, the Company and Mosaic further extended the term of the term-sheet to expire at the earlier of (1) the signing of definitive agreements or (2) June 30, 2025. Both Mosaic and the Company are in discussions as to the future of this Term Sheet and how to proceed on this front.

Joint Development, Manufacturing and Licensing Agreement with TechForce Robotics

In March 2026, the Company entered into a Joint Development, Manufacturing, and Licensing Agreement (the “TechForce Agreement”) with TechForce Robotics, Inc. (“TechForce”), a Nevada corporation. The TechForce Agreement establishes a framework for the joint development, and manufacturing of AI-enabled, GMP-compliant robotic systems for use in pharmaceutical and related manufacturing environments. The integrated product to be developed (the “Product”) combines TechForce’s robotic hardware with the Company’s proprietary PDAOAI Platform.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Oncotelic, its wholly owned subsidiaries, Oncotelic Inc. PointR, and EdgePoint our consolidated non-controlled interest entity. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in GMP Bio is recorded and reported as a minority investment in equity securities.

The Company also holds an equity investment in Lunai. The Company has determined that it does not have a controlling financial interest in Lunai and does not exercise significant influence over its operating or financial policies. Accordingly, the investment is not consolidated and is not accounted for under the equity method. The investment is accounted for in accordance with the applicable guidance for equity securities in ASC 321 and is included in “Investment in equity securities” in the accompanying unaudited condensed consolidated balance sheet.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on April 15, 2026. In management’s opinion, all normal, and recurring adjustments necessary for a fair statement, have been included. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Prior to December 31, 2024, the Company incurred net losses of approximately $38.0 million. During the year ended December 31, 2025, the Company recorded a net profit of approximately $249.3 million, primarily due to an increase in fair value of the Company’s ownership in GMP Bio of approximately $365.4 million, reduced by deferred taxes of approximately $111.6 million. During the six months ended June 30, 2026, the Company incurred a loss of approximately $1.9 million. The Company has a negative working capital of approximately $16.4 million at June 30, 2026, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the six months ended June 30, 2026 of approximately $0.4 million. In the past few years, barring the funding raised during the six months ended June 30, 2026 through Mast Hill and Pacific Pier, and short-term funding from related parties, the Company has not been able to raise any substantial funding during the past few years from other third parties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments. During the six months ended June 30, 2026, the Company raised an aggregate amount of $0.5 million from the issuance of convertible debt instruments.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. Also, management cannot guarantee any potential debt or equity financing will be available on favorable terms or at all. As such, management does not believe the Company has sufficient cash for twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expense during the reporting period. Actual results could materially differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the valuation of goodwill and intangible assets for impairment, deferred tax asset and related valuation allowance, and fair value of financial instruments.

Cash and Restricted Cash

As of June 30, 2026, and December 31, 2025, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026, and December 31, 2025. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at June 30, 2026 and December 31, 2025.

Investment in equity securities

The Company holds equity investments in GMP Bio and Lunai Bioworks Inc. that do not result in a controlling financial interest or significant influence. The Company has elected the fair value option under ASC 825, Financial Instruments. Consequently, these investment are carried at fair value on the unaudited Condensed Consolidated Balance Sheets, with all subsequent changes in fair value recognized immediately in earnings under ASC 321. Unrealized gains and losses resulting from changes in fair value are reported within other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Below is the change in the fair value of the Company’s equity investments for the six months ended June 30, 2026 and the Audited Consolidated Statements of Operations for the year ended December 31, 2025:

	Beginning Period Fair Value	Adjustment to Fair Value	Ending Period Fair Value
June 30, 2026
Investment in GMP Bio (JV)	$388,000,000	$-	$388,000,000
Investment Lunai	1,100,000	300,000	1,400,000
Total	$389,100,000	$300,000	$389,400,000

	Beginning Period Fair Value	Adjustment to Fair Value	Ending Period Fair Value
December 31, 2025
Investment in GMP Bio (JV)	$22,653,225	$365,346,775	$388,000,000
Total	$22,653,225	$365,346,775	$388,000,000

The table above sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of June 30, 2026 and December 31, 2025. During the year ended December 31, 2025, there was a change in the long-term value of the Company’s investment in equity securities of GMP Bio and as such has been recorded as above. No similar change in fair value has been recorded in the long-term value of the GMP Bio investment during the six months ended June 30, 2026 as the Company has not observed any qualitative conditions required to record any further changes to the fair value. For more information, see Change in Fair Value of Equity Securities of GMP Bio below.

In addition, the Company recorded a $1.1 million initial non-cash gain in exchange for a non-financial asset and a $0.3 million gain from the change in the fair value of the Company’s equity securities in Lunai received during the three and six months ended June 30, 2026. No similar gains were recorded during the comparable periods in prior year. For more information, see Note 9 – Lunai Bioworks Transactions below.

Change in Fair Value of Equity Securities of GMP Bio

On March 31, 2022, the Company entered into the JV with Dragon, contributing a license agreement for rights to OT-101for the territory within the United States of America with Sapu Holdings, LLC, a wholly owned subsidiary of GMP Bio and a license agreement for rights to OT-101 for the rest of the world with GMP Bio. For more information on the JV and the related agreements, refer to our 2022 Annual Report on Form 10-K/A filed with the SEC on April 19, 2023. As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio, on the date of the formation of the JV, was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of December 31, 2024, the carrying value of the Company’s investment in GMP Bio was approximately $22.7 million, which was included in Investment in GMP Bio at fair value on the unaudited condensed consolidated balance sheets.

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

The JV’s principal activities centered on the commercialization of OT-101 for certain oncology indications in the US and looking at other territories as well. In March 2025, the JV successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The JV is also sponsoring investigator-initiated studies for OT-101 for other oncology indications including lung cancer (non-small cell lung cancer- NSCLC- and Mesothelioma.- MPM) and has started clinical development for OT-101 for pancreatic cancer. Over ten patent families have been filed exploiting the central role of TGFB2 as prognostic indicator for cancer survival and one patent family for the intracranial delivery device of brain cancer with issued patent in China and Germany.

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

During the year ended December 31, 2025, GMP Bio completed an independent third-party valuation by an offshore independent valuation firm, which preliminarily estimated the potential value of the drug pipeline under development at approximately $2.3 billion. This valuation was a non-binding, forward-looking, and based upon a number of assumptions including the successful achievement of clinical, regulatory, and commercial milestones. That valuation was interpreted not to be a current measure of fair value under U.S. GAAP. Although no assurances can be given, GMP Bio currently intends to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the unaudited Notes to the unaudited Condensed Consolidated Financial Statements.

The Company then conducted its own independent assessment of the valuation of the JV. The basis for the valuation was reliance on the valuation report of the third party offshore valuation firm, including the financial projection, risks and parameters of assessment as done by the offshore independent valuation firm, and then applying additional independent parameters, like discounts for lack of marketability and lack of control, and other standard discounts, required to adhere to the ASC-compliant standards as generally used in the United States. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and U. S. GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the six months ended June 30, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV. The Company will appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of future reporting periods and when key value inflection points are met.

As many of the inputs considered for the purpose of the valuation are unobservable inputs including, but not limited to, the potential revenue projections, the probability of success, the conduct of the clinical trials under accelerated timelines of approvals by the territorial regulatory bodies similar to the 505(b)(2) pathway under the US FDA regulations, the timing of completion of the clinical trials and approvals of the products, timing of product launches, estimates for working capital, additional research and development and general and administrative expenses, estimated tax rates, interest rates of potential debt and many others. The fair value of the Company’s investment was determined in accordance with ASC 820 Fair Value Measurement and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The valuation was performed with the assistance of an independent third-party valuation specialist and utilized an income approach (discounted cash flow method) and market-based approach (guideline public company multiples) and recent transactions, where available, to corroborate the results of the income approach. The final value was then arrived at by calculating the average of the values under the two approaches. The income approach of valuation incorporates assumptions that market participants would use in pricing the asset, including estimates of future financial performance and the selection of an appropriate discount rate. As the circumstances related to the JV have not materially changed since December 31, 2025, and June 30, 2026, the Company assessed and determined that no additional fair value adjustment was required and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

Fair Value Hierarchy – GMP Bio

The Company’s investment in the JV is classified within Level 3 of the fair value hierarchy under ASC 820 Fair Value Measurement due to the use of significant unobservable inputs, including projected cash flows and discount rates.

The fair value measurement was determined on a recurring basis as of June 30, 2026, and December 31, 2025. There were no transfers between Levels 1, 2, or 3 during the period.

The following table presented the fair value of the Company’s investment in the JV by level within the fair value hierarchy as June 30, 2026:

	Level 1	Level 2	Level 3	Total
Fair value of investment in JV	-	-	$388,000,000	$388,000,000

Quantitative Information about significant unobservable inputs (Level 3):

Valuation Technique	Unobservable Input	Range
Discounted Cash Flow	Revenue growth rate	(1)% to 400%
Discounted Cash Flow	EBIT margin	(146)% to 33%
Discounted Cash Flow	Discount rate (WACC)	21.4%
Discounted Cash Flow	Terminal growth rate	3%
Discounted Cash Flow	Product penetration rates	1% to 35%, depending on the product

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

Fair Value Hierarchy – Lunai

The Company’s equity investment in Lunai is classified within Level 3 of the fair value hierarchy under ASC 820 Fair Value Measurement due to the use of significant unobservable inputs, including lack of marketability and liquidity conditions and contractual limitation conditions. The fair value of the investment is determined using a market approach that considers the quoted market price of Lunai’s publicly traded common stock, adjusted to reflect the specific rights, preferences, and restrictions associated with the Series B preferred stock. Because significant unobservable inputs are used in determining fair value, the investment is classified as a Level 3 asset within the fair value hierarchy. The Company received convertible preferred stock of Lunai, with a stated value of $12.5 million. For financial reporting, the fair value of these shares was determined using a market approach based on the market capitalization value of the underlying common stock on an as-converted basis. This baseline value was then adjusted downward to reflect significant unobservable inputs, specifically a discount for lack of marketability and discounts for contractual restrictions.

The fair value measurement was determined as of June 30, 2026 only, as no similar transactions were recorded during the year ended December 31, 2025. There were no transfers between Levels 1, 2, or 3 during the period.

The following table presented the fair value of the Company’s equity investment in Lunai Bioworks by level within the fair value hierarchy as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Fair value of equity investment in Lunai	-	-	$1,400,000	$1,400,000

Quantitative Information about significant unobservable inputs (Level 3)

The Company first attributed a portion of the value of the market capitalization of Lunai common stock, based on a fully diluted basis including the preferred shares and common shares. The market capitalization of Lunai was the only observable input available and used in the fair market value of the Company’s investment in preferred shares of Lunai Bioworks.

The Company then considered the below factors that impacted the liquidity and marketability of the underlying equity interest along with existing contractual restrictions associated with the Lunai Preferred Stock on the date of the closing of the Lunai transaction and then on June 30, 2026.

Sensitivity and Measurement Uncertainty

The fair value of the Company’s investment in Lunai is based on significant unobservable inputs and, as a result, is subject to substantial measurement uncertainty. Changes in key assumptions could result in a different fair value. For example, a 10 percent increase in the discount rate could result in a decrease in the estimated fair value of approximately $0.1 million.

Lack of liquidity and marketability

The Company’s ownership of the convertible preferred shares of Lunai, even if converted into common shares of Lunai, is faced with liquidity and marketability limitations. The common stock of Lunai is fairly thinly traded. Further the preferred shares have Rule 144 restrictions and are restricted in book entry form, have no DTC eligibility, require shareholders’ approval prior to conversion amongst other conditions. The Company attributed a 35% discount due to all these factors.

Contractual Risks

The Company believes that it is exposed to certain concentrations of credit risk related to its investment in the Lunai preferred shares, such as beneficial ownership limitation, suspended conversion, cancellation of the shares if there were an IP clawback, cancellation of shares in the event of indemnification claims among other conditions. The Company attributed a 10% discount for these limitations

Based on the above limitations, the Company recorded an initial fair value of $1.1 million for the investment in Lunai on the date of the Lunai merger transaction and further recorded a gain in the value of $0.3 million in the three and six months ended June 30, 2026, based on changes to the fair value inputs. The Company will continue to record the fair value of its investment in future periods on a similar basis and report the change a in fair value through the unaudited condensed consolidated statement of operations.

For more information on Lunai, refer to Note 9 – Lunai Bioworks Transactions to these Notes to the unaudited Condensed Consolidated Financial Statements below.

Derivative Liability Related to 2019 Bridge Financing

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisting of conversion feature derivatives at June 30, 2026 and December 31, 2025, and are Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the below periods:

	June 30, 2026 Conversion Feature	December 31, 2025 Conversion Feature
Balance at January 1, 2026 and 2025	$350,044	$703,617
Change in fair value	(12,788)	(353,573)
Balance at June 30, 2026 and December 31, 2025	$337,256	$350,044

As of June 30, 2026 and December 31, 2025, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consist, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Risk free interest	3.68% - 3.98%	3.48% - 4.03%
Market price of share	$0.04	$0.04 - 0.08
Life of instrument in years	0.01	0.01
Volatility	108.70%-113.14%	114.47%-139.5%
Dividend yield	0%	0%

A contingent consideration liability of $2,625,000 for shares of the Company, issuable to PointR’s shareholders recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic as well as other AI technologies. As such, the Company did not record any change to the valuation as of June 30, 2026.

If and when the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period when the transfers occur. For the periods ended June 30, 2026 and June 30, 2025, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. For the three months ended June 30, 2026, we included 20,527,660 of Common Stock Equivalents related to the convertible notes, to the weighted average Common Stock, as we reported a gain of approximately $0.4 million during such period. For the three months ended June 30, 2025, we included 44,516,338 of Common Stock Equivalents, related to the convertible notes, to the weighted average Common Stock, as we reported a gain of approximately $0.3 million during such period.

For the six months ended June 30, 2026 and 2025, respectively, no equivalent shares of the Common Stock were included as the Company incurred losses during the said periods, because addition of such stock equivalents in the computation would have been anti-dilutive.

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

For warrants issued in connection with fund raising activities, the Company estimates the grant date fair value of each warrant using the Black-Scholes pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the warrant, the expected volatility of the Common Stock consistent with the expected life of the warrant, risk-free interest rates and expected dividend yields of the Common Stock. If the warrants are issued upon termination or cancellation of prior issued warrants, then the Company estimates the grant date fair value of the new warrants using the Black-Scholes pricing model and evaluates whether the new warrants are deemed as equity instruments or liability instruments. If the warrants are deemed to be equity instruments, the Company records stock compensation expense and an addition to additional paid in capital. If the warrants are deemed to be liability instruments, then the fair value is treated as a deemed dividend and credited to additional paid in capital.

For shares issued in connection with provision of services, the Company estimates the cost of the shares at the price of the Company’s stock on the date of issuance and records that cost as a stock-based compensation cost.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2026 and 2025, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the intangible asset’s carrying amount exceeds its fair value, an impairment loss is recognized for the difference. For the three and six months ended June 30, 2026 and 2025, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least once annually, at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The goodwill impairment test may be initiated by performing an optional qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is not more likely than not that the fair value is less than the carrying amount, further quantitative testing is not required. Otherwise, a quantitative impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the three and six months ended June 30, 2026, and 2025, no impairment was recognized toward goodwill. For more information on goodwill and impairment, refer to Note 3 to these Notes to the unaudited Condensed Consolidated Financial Statements.

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants based on the price of our Common Stock as of December 31 each year, which is as inherently subjective as it is for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Condensed Consolidated Statements of Operations.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At June 30, 2026 and December 31, 2025, the Company identified EdgePoint as the Company’s sole VIE. At June 30, 2026 and December 31, 2025, the Company’s ownership percentage of EdgePoint was 29%, respectively. The VIE’s net assets were less than $0.1 million at June 30, 2026 and December 31, 2025, respectively.

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the unaudited condensed consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares shall be included in the result from other income. Refer to Note 6 to these Notes to the unaudited Condensed Consolidated Financial Statements.

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

We use the equity method of accounting for those arrangements where we exercise considerable influence but do not have control. Under the equity method of accounting, our investment in each arrangement is included on our unaudited condensed consolidated balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our unaudited condensed consolidated balance sheet.

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

While the Company entered into the transactions with Lunai and recorded service revenue of approximately $0.3 million, the Company does not anticipate generating revenues from rendering services to other third party customers for the development of certain drug products and/or in connection with certain out-licensing agreements, as least in the near future. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either (i) upon achievement of certain pre-defined milestones when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or (ii) upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

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

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective prospectively for fiscal years beginning after December 15, 2024, with retrospective application and early adoption permitted. The Company adopted this ASU on a prospective basis as of December 31, 2025

Not Yet Adopted

In November 2024 and January 2025, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (Subtopic 220-40) “Disaggregation of Income Statement Expenses” and ASU 2025-01 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (Subtopic 220-40): Clarifying the Effective Date”. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for the first annual reporting periods after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures.

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

We have used our market capitalization as an indicator of fair value. While we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our Common Stock, and that we also could consider the impact of a control premium in measuring the fair value of its reporting unit. In the absence of any other valuation metrics, the Company believed using a control premium utilized would not be appropriate under the current circumstances. We also considered some other market comparables’ trends in our stock price as well as the industry over a period of two successive quarters and prospective quarter to evaluate whether the fair value of our reporting unit was greater than our carrying amount. No impairment to goodwill was required to be recorded for the year ended December 31, 2025. The Company evaluated if it needed to record any goodwill impairment as of June 30, 2026, based solely on the market capitalization of the Company and concluded that no impairment was required to be recorded for the three and six months ended June 30, 2026.

A summary of our goodwill as of June 30, 2026, and December 31, 2025, is shown below:

	June 30, 2026	December 31, 2025
Balance at January 1, 2026 and 2025	$2,788,230	$2,788,230
Less: Goodwill impairment due to market capitalization	-	-
Balance at June 30, 2026 and December 31, 2025	$2,788,230	$2,788,230

Goodwill is tested for impairment annually as of December 31, or more frequently if events or changes in circumstances, such as a sustained decline in our market capitalization, indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If an interim evaluation indicates that an impairment exists, a quantitative test is performed, and any resulting impairment loss is recognized in the period identified

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of June 30, 2026 and December 31, 2025, respectively, was $1,101,760. For more information on the IPR&D, please refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026. The Company did not record any impairment as of June 30, 2026 and December 31, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following amounts:

	June 30, 2026	December 31, 2025

Accounts payable	$1,834,965	$1,638,713
Accrued liabilities	720,034	932,410
Total accounts payable and accrued liabilities	$2,554,999	$2,571,123

	June 30, 2026	December 31, 2025

Accounts payable – related party	$349,138	$348,111

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2026, and December 31, 2025, special purchase agreements (“SPAs”) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

	June 30, 2026	December 31, 2025
Current Debt
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000	200,000
	400,000	400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	141,458	138,958
5% Convertible note payable – Related Party	332,483	326,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	332,003	325,753
5% Convertible note payable – CEO & CFO – Related Parties	108,809	106,759
5% Convertible note payable – Bridge Investors	222,922	218,722
	1,137,675	1,116,425
August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	311,302	305,052
5% Convertible note – Bridge investors	465,089	455,751
5% Convertible note – CFO – Related Party	93,398	91,522
	869,789	852,325
March 2022 Notes
16% Convertible Notes – Accredited Investors	61,480	58,531

Debt for Clinical Trials – Forever Prosperity ( Formerly GMP)
2% Convertible Notes – Forever Prosperity	4,974,877	4,930,247

May 2022 Note
16% Convertible Notes – Accredited Investors	-	809,492

J.H. Darbie PPM-2 Debt
Accrued and Unpaid Interest – PPM-2	19,111	102,795

July 2025 Note
10% Convertible Note – Accredited Investor	595,179	465,261

January 2026 Note
10% Convertible Note - Accredited Investor	314,153	-

Pacific Pier 2026 Note
12% Convertible Note – Accredited Investor	129,450	-

Other Debt
Short-term debt – Bridge investors	210,000	210,000
Short-term debt from CFO – Related Party	86,050	86,050
Short-term debt – Autotelic Inc. – Related Party	3,067,801	2,992,874
Short-term Debt from CEO – Related Party	175,000	175,000
Short-term loan from Accredited investor	-	50,000
	3,538,851	3,513,924
Total convertible and short-term debt, net	$7,925,881	$8,225,669
Total convertible debt and short-term debt – related party, net	$4,114,684	$4,023,331

	June 30, 2026	December 31, 2025

Long Term Debt
12% convertible note - JH Darbie PPM-3
Total convertible long-term debt, net	$1,854,395	$1,663,405

Convertible Debentures

As of June 30, 2026, the Company had a derivative liability of approximately $337,200 and recorded a change in fair value of approximately $12,800 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor. As of December 31, 2025, the Company had a derivative liability of approximately $350,000 and recorded a change in fair value of approximately $353,600 during the year ended December 31, 2025, on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

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

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. For more information on the Fall 2019 Debt Financing, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026. There was no activity during the six months ended June 30, 2026 and 2025. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of June 30, 2026, and December 31, 2025. Further, the Company recorded interest expense of $10,625 and $21,250 on these Fall 2019 Notes for the three and six months ended June 30, 2026, and 2025, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts for both periods, respectively.

Forever Prosperity (Formerly GMP) Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and was personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID- 19 bearing 2% annual interest. In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million. Further, in January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million. Cumulatively, these four Notes are referred to as the “GMP Notes”. The GMP Notes carry an interest rate of 2% per annum and mature on the earlier of (a) the one- year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). All Notes contain a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of all the GMP Notes into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Notes may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. As of June 30, 2026, the GMP Notes are in default, however Forever Prosperity has not called for the repayment of the debt. The total principal outstanding on all the GMP notes, inclusive of accrued interest, was approximately $5.0 million as of June 30, 2026, and approximately $4.9 million as of December 31, 2025. During the three and six months ended June 30, 2026, and 2025, respectively, the Company incurred approximately $22,000 and $44,600 of interest expense, respectively, on all the 4 notes. For a more detailed discussion on the Forever Prosperity Notes, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

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

The August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	June 30,	December 31,
	2026	2025
Autotelic - Related party convertible note, 5% coupon December 2024	$311,302	$305,052
CFO - Related party convertible note, 5% coupon December 2024	93,398	91,522
Accredited investors convertible note, 5% coupon December 2024	465,089	455,751
Total August 2021 convertible notes	$869,789	$852,325

During the three and six months ended June 30, 2026 and 2025, respectively, the Company recognized approximately $8,700 and approximately $17,500 of interest expense on the August 2021 convertible notes, of which approximately $4,000 and approximately $8,100 are attributable to related parties. At June 30, 2026, and December 31, 2025, accrued interest on these convertible notes totaled approximately $0.2 million.

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

The March 2022 Fourth Man convertible note, including accrued interest and net of debt discount, consist of the following amounts:

	June 30, 2026	December 31, 2025

Fourth Man Convertible note, 16% coupon March 2023 inclusive of accrued interest and default provision	$61,480	$58,531
Unamortized debt discount	-	-
Convertible note, net	$61,480	58,531

During the year ended December 31, 2025, the Company converted approximately $150,000 in principal and approximately $54,100 in accrued interest and legal fees into 2,991,270 shares of common stock. The note includes a default amount calculated at 125% of the unpaid principal and accrued interest. As the Company failed to repay the note at the original maturity date, the Company has recorded an estimated default penalty of approximately $70,000. In April 2026, the Company issued 300,000 shares to Fourth Man in exchange for a one-time waiver of their right to adjustment of conversion price of their March 2022 note.

The Company recognized approximately $2,500 and $5,000 of interest during the three and six months ended June 30, 2026. Similarly, the Company recognized approximately $8,200 and $15,400 of interest during the three and six months ended June 30, 2025.

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

In June 2026, Mast Hill fully converted the balance of their note of approximately $847,000, including principal, accrued interest, default penalty and legal fees, into 11,877,507 common shares of the Company.

The May 2022 Mast Financing, net of debt discount, consists of the following amounts:

	June 30, 2026	December 31, 2025
Mast Hill Convertible note, 12% coupon inclusive of accrued interest and penalty	$-	$809,492
Total May 2022 convertible note, net	$-	$809,492

The Company the original debt discount, deferred financing costs, fair value allocated to the warrants during the three and six months ended June 30, 2026, respectively.

July 2025 Mast Financing

In July of 2025, the Company entered into a securities purchase agreement with Mast Hill, whereby the Company issued a secured convertible note in the aggregate principal amount of $560,000 convertible into shares of Common Stock of the Company (“July 2025 Mast Note”). The July 2025 Mast Note carries a twelve (12%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast Hill has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s Common Stock at a conversion price established at a fixed rate of $0.07. The July 2025 Mast Note is secured against the assets of the Company, excluding any assets assigned to the JV. In connection with the July 2025 Mast Note, the Company granted a total number of 2,000,000 warrants convertible into an equivalent number of the Company Common Stock at a strike price of $0.15 up to five years after issuance. The Company also issued 2,250,000 of the Company’s common stock as commitment shares to Mast. Mast has agreed to extend the July 2025 Mast Note through the end of January 2027. The July 2025 Mast Note, and the May 2022 Note were securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV, however, Mast Hill fully converted their May 2022 Note.

The July 2025 Mast Note, net of debt discount, consists of the following amounts:

	June 30, 2026	December 31, 2025

Mast Hill Convertible note, inclusive of accrued interest 12% coupon due January 2027, gross	$611,511	$583,512
Less: debt discount recorded	(203,833)	(203,833)
Amortization of debt discount	187,501	85,582
Convertible notes, net	$595,179	$465,261

The Company recognized approximately $14,000 and $28,000 of accrued interest during the three and six months ended June 30, 2026. It recognized $0 of accrued interest during the same period in 2025. The Company recognized approximately $51,000 and $102,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the three and six months ended June 30, 2026, as opposed to $0 during the same period in 2025.

January 2026 Mast Financing

In January of 2026, the Company entered into a securities purchase agreement with Mast, whereby the Company issued one convertible note in the aggregate principal amount of $398,333 convertible into shares of common stock of the Company (“2026 Mast Note”). The convertible notes carry a ten (10%) percent coupon and a default coupon of 18% and mature at the earliest of one year from issuance or upon event of default. Mast has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. The note is secured against the assets of the Company, excluding any assets assigned to the JV. The Company granted a total number of 1,422,613 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.15 up to five years after issuance. The Company also issued 1,600,446 of the Company’s common stock as commitment shares to Mast. The 2026 Mast Note was securitized against all the assets of the Company, excluding the 45% ownership of the Company in the JV.

The convertible note under the 2026 Mast Note, net of debt discount, consists of the following amounts:

	June 30, 2026	December 31, 2025

Mast Hill Convertible note, inclusive of accrued interest 10% coupon January 2027, gross	$415,603	$-
Less Debt discount recorded	(179,102)	-
Amortization debt discount	77,652	-
Convertible notes, net	$314,153	$-

The Company recognized approximately $7,300 and $17,000 of accrued interest during the three and six months ended June 30, 2026, respectively. There was no similar expense during the same periods in 2025. The Company recognized approximately $32,900 and $77,700 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the three and six months ended June 30, 2026.

Pacific Pier June 2026 Financing

On June 23, 2026, the Company entered into the 2026 Pacific Pier SPA with Pacific Pier, whereby the Company issued the 2026 Pacific Pier Note in the aggregate principal amount of $178,410 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Pacific Pier has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at the lesser of a fixed rate of $0.06 or 85% of the lowest traded price of the Common Stock on the Principal Market on any Trading Day during the ten (10) Trading Days prior to the respective Conversion Date. The Company also issued 500,000 of the Company’s common stock as commitment shares to Pacific Pier.

The 2026 Pacific Pier convertible note, net of debt discounts, consists of the following amounts:

	June 30, 2026	December 31, 2025

Pacific Pier Convertible note, inclusive of accrued interest 12% coupon, gross	$178,821	$-
Less Debt discount recorded	(50,336)	-
Amortization debt discount	965	-
Total Pacific Pier 2016 convertible note, net	$129,450	$-

The Company recognized approximately $410 of accrued interest during the three and six months ended June 30, 2026. There was no similar expense during the same periods in 2025. The Company recognized approximately $1,000 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs and fair value allocated to the warrants and the commitment shares during the three and six months ended June 30, 2026.

On August 3, 2026, the Company and Pacific Pier entered into a new note with the exact same terms as the 2026 Pacific Pier SPA and 2026 Pacific Pier Note Refer to our subsequent event disclosure in note 16.

Other short-term advances

Other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	June 30, 2026	December 31, 2025
Short-term advance from CFO – Related Party	$86,050	$86,050
Short-term advances – bridge investors & others	210,000	210,000
Short-term advances – Autotelic Inc. – Related Party	3,067,801	2,992,874
Short-term advance – CEO – Related Party	175,000	125,000
Short-term advance – Accredited investor	-	50,000
	$3,538,851	$3,513,924

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025 Autotelic Inc. provided additional short-term funding of approximately $1.0 million to the Company. During the six months ended June 30, 2026 Autotelic Inc. provided additional short-term funding of $75,000 to the Company. As such, approximately $3.1 million was outstanding and payable to Autotelic at June 30, 2026.

As of January 1, 2025, approximately $76,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2025, the CFO provided additional short-term funding of $10,000. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at June 30, 2026.

In December 2023, the Company received $50,000 from the Company’s CEO. In December 2025, the amount due from PPM-2 payable to the CEO of $125,000 was converted into a short-term loan. As such, $175,000 was outstanding to the Company’s CEO at June 30, 2026. As of June 30, 2026, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

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

As of the effective date of the formation of the JV, the Company received a 45% ownership interest in the JV. The combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. The JV was initially funded by equity contributions from Dragon under the terms of the joint venture agreement. That equity funding commitment has been fully paid as of June 30, 2025. In May 2025, GMP Bio and Golden Mountain Partners, an affiliate of Dragon, entered into a note purchase agreement and promissory note pursuant to which Golden Mountain Partners agreed to loan funds to the JV sufficient to meet its operating expenses for 2025 and beyond. The loans are made as monthly advances, bear interest at the Wall Street Journal “Prime” rate, and mature on December 31, 2026. Amounts due under the promissory note are convertible into equity of the JV at the election of Golden Mountain Partners at a price equal to 80% of the price for shares issued in connection with an equity financing of $20 million or more, or otherwise at a mutually agreed price. As of June 30, 2026, the JV had approximately $26.1 million in assets, recorded approximately $20 million in liabilities, including loans of approximately $15.3 million, and incurred approximately $8.6 million and $6.4 million in operational expenses for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

In early 2025, the Company announced that it had entered into a strategic partnership with Shanghai Medicilon, Inc. (“Medicilon”) to access its industry-leading rapid investigational new drug (“IND”) development platform to support up to 20 IND projects, which the JV can also utilize to support their INDS. All six of our compounds the JV is developing are planned to be these INDs and are focused on becoming next-generation anticancer agents. The JV anticipates that all these six anticancer agents have the potential to become significant growth contributors to the JV, which in turn would add substantial value to the Company. The Company successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, Oncotelic plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of December 31, 2025, as the development and IPO operations of the JV are proceeding as planned, the Company assessed the fair value of its investment in the JV. The Company also utilized the services of an ASC-compliant third party valuation firm to validate the Company’s assessment. Based on the Company’s assessment and report, and considering the Company’s 45% ownership in the JV, the Company proceeded to record an increase in fair value of the Company’s ownership interest in GMP Bio of approximately $365.4 million. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three and six months ended June 30, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

A summary of the change in the fair value of our investment in GMP Bio, is shown below:

	June 30, 2026	December 31, 2025
Balance at beginning of period	$388,000,000	$22,653,225
Add: change in fair value of investment in GMP Bio	-	365,346,775

Balance at end of period	$388,000,000	$388,000,000

For detailed and more information on the fair value of our investment in GMP Bio, refer to Note 2 to the unaudited Condensed Consolidated Financial Statements: Change in Fair Value of Equity Securities of GMP Bio.

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

In December 2025, the Company converted the debt of forty-seven accredited investors from PPM-2 into the new subscription agreements under the new financing (“PPM-3”- See Note 8 below) in three tranches, which resulted in conversion of approximately $2.2 million of the PPM-2 debt into the PPM-3 debt. Two PPM-2 investors did not participate in the PPM-3 financing and as such, their 7 units for a total of approximately $0.2 million was converted into short term loan to the Company. As of June 30, 2026, PPM 2 financing only consists of the returned and unpaid accrued interest and no principal. The short term loan of one of the investors was repaid, including accrued interest, during the six months ended June 30, 2026.

The PPM2 - JH Darbie Financing, net of debt discounts, consisted of the following amounts:

	June 30, 2026	December 31, 2025
Accrued interest
Accrued, returned and unpaid interest	$19,111	$102,795
Total PPM-2 Darbie Financing, net of discounts	$19,111	$102,795

As of December 31, 2025, the Company reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt- Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and accounted for the transaction as a debt extinguishment. The transaction related to the debt extinguishment during the year ended December 31, 2024 resulted in a loss from debt extinguishment of approximately $88,000, with a corresponding increase to additional paid-in capital. All warrants sold in this offering had an exercise price of $0.12 per share of the Company stock, subject to adjustment, are exercisable immediately and expire two years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	2 years
Expected volatility	173%
Risk-free interest rates	4.29%
Dividend	0.00%

The Company recorded approximately $318,000 as an initial debt discount related to the four tranches of PPM 2. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0 and $78,000 for the six months ended June 30, 2026 and 2025, respectively, which is included in interest expense in the statements of operations. During the six months ended years ended June 30, 2026 and 2025, the Company incurred approximately $0 and $176,000 of interest expense related to the convertible notes.

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

In December 2025, in a series of three tranches, the Company converted the debt of forty-seven (47) accredited investors from PPM-2 (See Note 7 above) into the current subscription agreements under the PPM-3, which resulted in conversion of $2,175,000 of old debt into new debt to the Company. The Company did not receive any cash proceeds through the conversions. JH Darbie and the Company are parties to a May 2024 placement agent agreement (“Agreement”) pursuant to which JH Darbie had the right to sell a minimum of 10 Units and a maximum of 200 Units on a best-efforts basis. Initial placement agent fees of $25,000 were paid to JH Darbie in June 2024. Subsequently, the Company paid JH Darbie an amount of $326,250 for processing the three tranches of the Financing. Based on the placement agent agreement, JH Darbie was entitled to a non-refundable $25,000 fee to start the due diligence process and 2% due diligence fees and 13% commissions on all subsequent conversions or new funding. In addition, the Company is to provide warrant coverage equal to 10 % of all of the units sold to JH Darbie. As the Company converted an aggregate of 87 units, JH Darbie was entitled to earn a total of 2,175,000 warrants. A total of 2 investors holding 7 units under the PPM-2 opted not to participate in the PPM-3 and approximately $0.2 million of notes were converted into short-term loan to the Company. Subsequently, one of the investors was repaid his loan of $50,000, including accrued interest, before the filing of this Report.

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

The December 2025 JH Darbie Financing, net of debt discounts, consists of the following amounts:

	June 30, 2026	December 31, 2025
Convertible promissory notes
Subscription agreements - accredited investors	$1,854,395	$1,663,405
Total convertible promissory, net of discounts	$1,854,395	$1,663,405

The Company incurred approximately $0.3 million of issuance costs, consisting of incremental costs related to the issuance of the various instruments bundled in the offering.

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

Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different and accounted for the transaction as a debt extinguishment. The transaction resulted in a loss from debt extinguishment of approximately $1.2M, which is presented in other expense in the condensed consolidated statements of operations for the year ended December 31, 2025.

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

Expected Term	2 years
Expected volatility	127.9% - 132.2%
Risk-free interest rate	3.47% - 3.52%
Dividend	0.00%

The Company recorded an initial debt discount of approximately $511,600 for the year ended December 31, 2025. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $121,500 and $0 for the six months ended June 30, 2026 and 2025, respectively, which is included in interest expense in the statements of operations. During the three and six months ended June 30, 2026, the Company incurred approximately $64,000 and $129,000 of interest expense related to the convertible notes. There was no similar expense during the same period in 2025.

NOTE 9. LUNAI BIOWORKS TRANSACTIONS

Intellectual Property Development and Services Agreement with Lunai Bioworks, Inc.

On April 17, 2026, the Company and Lunai Bioworks, Inc., a Delaware corporation (“Lunai”) entered into an intellectual property development and services agreement (“IP Services Agreement”), whereby the Company was to perform intellectual property development and business development services relating to a Nose-to-Brain (“N2B”) delivery platform. This includes applications in biodefense, Alzheimer’s disease (“AD”), and broader central nervous system (“CNS”) indications and excludes Parkinson’s disease and sexual dysfunction. The work shall focus on direct-to-CNS delivery to bypass the blood-brain barrier. The scope of services included scientific development, IP execution, technical data delivery, business development support and broadened biodefense focus. In connection with these services, Lunai agreed to compensate the Company a total compensation of $250,000, of which $62,500 was payable upon signing of the IP Services Agreement, $62,500 upon filing of provisional patents and $125,000 payable upon the execution of a biodefense and neurodegenerative platform IP acquisition agreement by Lunai, which was the agreement and plan for merger with Lunai, described below. The Company has completed all its obligations under the IP Services Agreement, invoiced Lunai for the services and recognized the revenue under the IP Services Agreement during the three and six months ended June 30, 2026 for an aggregate amount of $250,000, which was recorded as service revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. No similar services revenue were recorded in the three and six months ended June 30, 2025.

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

The consideration payable to Autotelic is contingent on the Company uplisting its Common Stock to a nationally recognized stock exchange. Such shares of the Company have not been issued to Autotelic as of the date of this filing and are not legally due to be issued until the uplisting of the Company’s stock onto a nationally recognized stock exchange. If the uplisting does not occur, then the shares would not be issuable, and neither would the transaction with Lunai be invalidated.

Even though the Company received the Series B Preferred Stock from Lunai with a stated value of $12.5 million, the Company initially recorded $1.1 million as a fair value for its investment in Lunai upon the exchange of the Company’s non-financial asset, which had zero carrying basis. At June 30, 2026, the Company increased the fair value of its equity investment by an additional $0.3 million, which is presented in change in fair value equity investment in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. Such increase was attributable to the increase in the market capitalization of Lunai. For more information on the fair value of the investment in Lunai, refer to Fair Value Hierarchy – Lunai above.

NOTE 10 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly owned by the Company’s CEO Vuong Trieu, Ph.D. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were approximately $500 and $1,000 for the three and six months ended June 30, 2026 and 2025, respectively.

License Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement with Autotelic. For more information on the exclusive license Agreement with Autotelic, refer to our 2025 Annual Report on Form 10-K filed with SEC on April 15, 2026.

Notes Payable and Short-Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. As of January 1, 2025, Dr Trieu had provided a short-term loan of $50,000 to the Company. During the year ended December 31, 2025, Dr. Trieu converted his holding in PPM-2 of $125,000 into a short-term loan with the Company. As such, the balance due and payable to Dr. Trieu, as of June 30, 2026, and December 31, 2025, was $175,000.

In November 2025, the Company entered into a restricted stock agreement (the “RSA-1”) with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The RSA-1 provides for a grant of up to 24,387,516 shares of our unissued Series A Convertible preferred stock (“Preferred Stock”), subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock and votes with the Common Stock on an as converted basis.

In January 2026, the Company entered into another restricted stock agreement (the “RSA-2”) with Dr. Trieu, to provide incentive compensation for his extra-ordinary efforts and time to raise capital and successful achievement of certain milestones. The restricted stock agreement provides for a grant of up to 26,512 shares of our Preferred Stock, subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock and votes with the Common Stock on an as converted basis.

As of December 31, 2025, Dr. Trieu had earned 12,196 shares of Preferred Stock. As of June 30, 2026, Dr. Trieu earned an additional 8,131 shares of Preferred Stock.

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025, Autotelic Inc. provided additional short-term funding of approximately $1.0 million to the Company. During the six months ended June 30, 2026, Autotelic Inc. provided additional short-term funding of approximately $75,000 to the Company. As such, approximately $3.1 million was outstanding and payable to Autotelic at June 30, 2026.

Contingent shares issuable to Autotelic

The Company is contingently obligated to issue equity of ten percent (10%) of the fully diluted outstanding shares of the Company, issuable on an uplisting of its capital stock to NASDAQ. No cash was paid for the Asset Transfer Agreement. For more information, refer to Note 9 – Lunai Bioworks Transactions: Asset Transfer Agreement and Note 15 – Commitment and Contingencies: Autotelic Asset Transfer Consideration.

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

No expense was recorded during the three or six months ended June 30, 2026 and 2025 related to this Agreement.

Mosaic ImmunoEngineering, Inc.

In April 2024, the Company entered into a Term Sheet with Mosaic. For more information on the Term Sheet, refer to Note 1 of this Quarterly Report. Steven King, our Board member, is the CEO of Mosaic. The Company had advanced $40 thousand to Mosaic in accordance with the terms of the Term Sheet, and Mosaic has repaid the amount, with interest to the Company as of December 31, 2024. In addition, the Company, on behalf of our JV, had entered into an agreement with Mosaic to provide consulting services related to CMC activities for the JV. The expenses for these services have been paid for by the JV. As such, the Company has not recorded any expenses or accounts payable in this regard during the three months ended June 30, 2026 or 2025, related to this Agreement.

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

Effective April 1, 2022, Dr. Maida’s compensation has been borne by the JV. No expense was recorded during the three and six months ended June 30, 2026, and 2025 related to this Agreement.

NOTE 11 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (MAST HILL)

In August of 2025, the Company entered into an Equity Purchase Agreement (“EPA”) and Registration Rights Agreement with Mast Hill. Under the terms of the EPA, the Company issued warrants to purchase 3,350,000 shares of Common Stock to Mast Hill. Further, under the terms of the EPA, Mast Hill agreed to purchase from the Company up to $25,000,000 of the Company’s Common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by October 1, 2025: and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 after days after the execution date of the definitive agreements). The Company filed the initial Form S-1 with the SEC on November 21, 2025 and the SEC declared the S-1 effective on December 23, 2025. The Company filed a prospectus on Form 424B3 with the SEC on December 23, 2025.

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

During the three months ended June 30, 2026, the Company sold a total of 137,987 shares of Common Stock at $0.04 for total gross proceeds of $6,630, and incurred issuance costs of approximately $1,500.

NOTE 12 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the six months ended June 30, 2026

In January 2026, the Company issued 1,600,446 of the Company’s Common Stock as commitment shares to Mast Hill in connection with a Note purchase agreement.

In April 2026, the Company issued 300,000 shares to Fourth Man in exchange for one time waiver of their right to adjustment of conversion price of their March 2022 note.

In May 2026, the Company sold 137,987 registered shares of Common Stock at $0.04 to Mast Hill in connection with EPA.

In June 2026, the Company issued 11,877,507 shares of Common Stock to Mast Hill in connection with the note conversion of their May 2022 Note.

In June 2026, the Company issued 500,000 shares of Common Stock to Pacific Pier in connection with the new Pacific Pier Note.

Issuance of Common Stock during the six months ended June 30, 2025

In March 2025, Fourth Man partially converted approximately $68,000 of their debt, including accrued interest plus $1,750 for legal fees. In connection with the partial Note conversion, the Company issued 1,002,832 shares of Common Stock to Fourth Man.

NOTE 13 – PREFERRED STOCK

The Company has authorized 15,000,000 shares of Convertible Preferred Stock, par value $0.01 per share, of which, 5,000,000 shares have been designated as Series A Convertible Preferred Stock (the “Preferred Stock”).

In November 2025, the Company entered into RSA-1 with Dr. Vuong Trieu, our CEO, and granted him 24,388 shares of our Preferred Stock, which were subject to a vesting schedule upon achievement of certain corporate milestones and subject to forfeiture if any or all the milestones were not achieved. As of December 31, 2025, 24,388 shares of the Company’s Preferred Stock were issued to Dr. Trieu, but Dr. Trieu would earn the Preferred Shares as and when he achieved certain milestones. As of December 31, 2025, Dr. Trieu had earned 12,196 shares of Preferred Stock. As of June 30, 2026, Dr. Trieu earned an additional 8,131 shares of Preferred Stock. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock, and votes with the Common Stock on an as converted basis.

In January 2026, the Company entered into RSA-2 with Dr. Trieu, to provide incentive compensation for his extraordinary efforts and time to raise capital and successful achievement of certain milestones. The restricted stock agreement provides for a grant of up to 26,512 shares of our Preferred Stock, subject to achievement of certain milestones. Each share of Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock upon conversion and votes with the Common Stock on an as converted basis. Dr. Trieu achieved the first milestone and earned 4,426 shares of Preferred Stock.

	Shares	Amount
Balance at January 1, 2026	24,388	$244
Issuance of preferred stock	26,512	265
Balance at June 30, 2026	50,900	$509

	Shares	Amount
Balance at January 1, 2025	-	$-
Issuance of preferred stock	24,388	244
Balance at December 31, 2025	24,388	$244

For the January 2026 grant, The Company calculated the grant date fair value of the Preferred Stock for the RSA issued to Dr. Trieu as approximately $2.1 million, recorded stock-based compensation of approximately $0.5 and $1.2 million for the three months and six mended June 30, 2026 and had approximately $0.9 million of unamortized expense to be recognized in future periods as and when the milestones are achieved.

The Company calculated the grant date fair value of the Preferred Stock for the RSA issued to Dr. Trieu in 2025 as approximately $1.6 million, recorded stock-based compensation of approximately $1.1 million during the year ended December 31, 2025 and had approximately $0.5 million of unamortized expense to be recognized in future periods as and when the milestones are achieved. During the three and six months ended June 30, 2026, the Company recorded stock-based compensation of approximately $0.1 million and $0.2 million, respectively, and had approximately $0.1 million of unamortized expense to be recognized in future periods as and when the milestones are achieved.

NOTE 14 – STOCK-BASED COMPENSATION

Compensation for services

In August 2025, the Company issued 20,322,930 shares of Common stock as service fees of approximately $1.2 million, as the grant date fair value of the Common Shares to Jefferson Capital, as part of the independent contractor agreement. Jefferson is due to earn certain shares out of the shares issued based on certain milestones, as described in Note 1 to this Report. The Company recognized approximately $0.1 million and $0.2 million as stock-based compensation during the three and six months ended June 30, 2026, and had approximately $0.1 million unamortized expense to be recognized in future periods as and when the milestones are achieved. The Company recognized approximately $1.0 million as stock-based expense during the year ended December 31, 2025 and had approximately $0.20 million unamortized expense to be recognized in future periods as and when the milestones are achieved.

In August 2025, the Company issued 4,064,586 shares of Common stock as service fee of approximately $0.2 million to Valor Nation as part of the independent contractor agreement, as the grant date fair value of the Common Shares to Valor Nation. Valor Nation is due to earn the shares issued based over the service period of the agreement. The Company recognized approximately $0.2 million as stock-based expense during the year ended December 31, 2025, and had approximately $0 unamortized expense to be recognized over the remainder of the period of the services.

In December 2025, the Company issued 1,818,182 shares of Common stock as service fee of approximately $0.2 million to Outside the Box Capital, Inc. as part of the service agreement, as the grant date fair value of the Common Shares to Outside the Box Capital Inc. Outside the Box Capital Inc. is due to earn the shares issued based over the service period of the Agreement. The Company recognized approximately $0.1 million as stock-based compensation during the three and six months ended June 30, 2026, and had $0 unamortized expense. The Company recognized approximately $62,000 as stock-based expense during the year ended December 31, 2025, and had approximately $0.14 million unamortized expense to be recognized over the remainder of the period of the services.

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The information below details the Company’s associated option activity pre and post-merger.

As of June 30, 2026, the Company had options to purchase Common Stock that were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). No further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued to directors, officers, employees or consultants pursuant to awards granted in the form of non-qualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 27,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

The Company’ stock option activity for both qualified and unqualified stock options, is summarized as follows:

		Weighted
		Average
For the six months ended June 30, 2026	Options	Exercise Price
Outstanding at January 1, 2026	23,802,761	$0.15
Expired or cancelled	(500,000)	-
Outstanding at June 30, 2026	23,302,761	0.14
Exercisable at June 30, 2026	13,110,261	$0.16

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2026:

Exercise prices	Outstanding Options	Weighted- Average Remaining Life (In Years)	Weighted- Average Exercise Price	Exercisable Options

$0.10 to $0.15	16,250,000	5.9	$0.12	6,057,500
0.16 to $0.21	5,502,761	5.2	0.16	5,502,761
0.22 to $0.37	1,550,000	1.6	0.28	1,550,000
	23,302,761	5.5	$0.14	13,110,261

The compensation expense attributed to the issuance of the options is recognized as they vest. The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

As of June 30, 2026, there was no unamortized stock compensation cost related to the stock options granted during the year ended December 31, 2023. Of the approximately 10 million unvested stock options, the vesting criteria for 7.3 million options is still being evaluated as on the date of this Report, as those options are subject to individual milestone achievements. The Company amortized $0 stock compensation expense during the three and six months ended June 30, 2026 and 2025 on the 2021 and 2022 grants. For more information on the stock options, refer to 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Warrants

The Company has issued warrants in connection with the various financings conducted by the Company. For more information on the warrant issuances, refer to our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2026 and 2025, respectively are summarized as follows:

		Average
For the six months ended June 30, 2026	Shares	Exercise Price
Outstanding at January 1, 2026	59,415,289	$0.13
Issued	1,422,613	0.15
Exercised / cancelled	-	-
Outstanding at June 30, 2026	60,837,902	$0.13

		Average
For the six months ended June 30, 2025	Shares	Exercise Price
Outstanding at January 1, 2025	31,890,289	$0.13
Issued	-	-
Exercised / cancelled	-	-
Outstanding at June 30, 2025	31,890,289	$0.13

The following table summarizes information about warrants outstanding and exercisable at June 30, 2026:

	Outstanding and exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable
$0.13	961,539	0.4	$0.13	961,539
$0.20	4,373,750	0.75-0.98	$0.20	4,373,750
$0.12	46,555,000	1.50	$0.12	46,555,000
$0.12	2,175,000	4.51	$0.12	2,175,000
$0.15	6,772,613	4.25	$0.15	6,772,613
	60,837,902	1.86	$0.13	60,837,902

NOTE 15– COMMITMENTS AND CONTINGENCIES

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

Autotelic Asset Transfer Consideration

As noted in Note 9 – Lunai Bioworks Transactions, Oncotelic Inc. on behalf of the Company, and Autotelic entered into the Asset Transfer Agreement, pursuant to which Autotelic agreed to transfer all the rights, title and interest to certain Assets In consideration for the transfer of the Assets, the Company shall issue equity of ten percent (10%) of the fully diluted outstanding shares of the Company, issuable on an uplisting of its capital stock to NYSE/NASDAQ. Such shares of the Company have not been issued to Autotelic as of the date of this filing and are not due to be issued till the uplisting of the Company’s stock onto a nationally recognized stock exchange. If the uplisting does not occur, then the shares would not be issuable and neither would the transaction with Lunai be invalidated. For more information, refer to Note 9 – Lunai Bioworks Transactions.

Other claims

From time to time, the Company may become involved in in legal proceedings, claims and regulatory matters arising in the ordinary course of business. Such matters are subject to uncertainties, and outcomes are not predictable with assurance. As of June 30, 2026, the Company was not a party to any legal proceedings, and management is not aware of any pending or threatened claims or contingencies that, individually or in the aggregate, are probable of resulting in a material loss to the Company’s unaudited condensed consolidated financial statements. Accordingly, no accrual for loss contingencies has been recorded as of June 30, 2026.

NOTE 16 – SUBSEQUENT EVENTS

Grant of RSU to directors, officers and to certain employees and advisors

On July 10, 2026, the board of directors (the “Board”) of the Company approved the granting of certain restricted stock units (“RSUs”) to the Company’s directors and officers; and to certain employees and advisors, that are employed by the Company or affiliates of the Company, pursuant to the terms of Restricted Stock Unit Award Agreements (the “RSU Agreements”). In the aggregate 17,796 RSUs were awarded, including the RSUs issued to the Company’s directors and officers.

Each RSU represents the contingent right to receive one (1) share of the Company’s Preferred Stock, subject to performance and time-based vesting. Each share of Preferred Stock is convertible, by its terms, into 1,000 shares of the Common Stock.

The RSUs will vest if the Company’s Common Stock is uplisted onto a national stock exchange on or before June 30, 2027, or such period as extended by the Board, subject to the recipient’s continuing to remain in service with the Company or its affiliated entity for a period six months after such uplisting. Each RSU will be settled by delivery of Preferred Stock immediately upon vesting. If the uplisting does not occur by June 30, 2027, or such period as extended by the Board, or, the recipient’s continuous service terminates before six months following the uplisting, then the RSUs would expire and automatically be forfeited.

The names of the directors and officers who received RSU awards, their titles, and the number of RSUs granted are reflected in the table below:

Name of the person	Director or Officer	Number of RSUs granted
Vuong Trieu, Ph.D.	Director, Chairman of the Board and Chief Executive Officer	2,000
Anthony E. Maida III, Ph.D., M.A., M.B.A.	Director and Chief Medical Officer – Translation Medicine	1,500
Steven W. King	Director	250
Seymour Fein, M.D.	Chief Medical Officer and Chief Regulatory Officer	250
Saran Saund	Chief Business Officer	1,500
Amit Shah	Chief Financial Officer	1,500

The RSUs have been granted at no cost to all the recipients and are subject to the terms and conditions of the RSU Agreement between the Company and the recipient.

The issuance of the RSUs is exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act.

New SPA and Note with Pacific Pier

On August 3, 2026, the Company entered into a new SPA with Pacific Pier, whereby the Company issued a new Pacific Pier Note in the aggregate principal amount of $178,410 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Pacific Pier has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.06 or 85% of the lowest traded price of the Common Stock on the Principal Market on any Trading Day during the ten (10) Trading Days prior to the respective Conversion Date. The Company also issued 500,000 of the Company’s common stock as commitment shares to Pacific Pier.

Uplisting of the Company’s Common Stock to Nasdaq

The Company filed a listing application for the Company’s Common Stock with Nasdaq on July 28, 2026. The Company has received a request for additional information from Nasdaq and the Company is in the process of responding to the request.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Quarterly Report” or “Report”) contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Recent Joint Venture Developments

The JV’s principal activities centered on the commercialization of OT-101 for certain oncology indications in the US and looking at other territories as well. In March 2025, the JV successfully completed a Phase 1 clinical trial evaluating OT-101, in combination with IL-2 for advanced or metastatic solid tumors. These results set the stage for new studies that combine OT-101, an antisense therapeutic targeting Transforming Growth Factor Beta 2 (TGFβ2), with checkpoint inhibitors (“CKIs”) and recombinant IL-2 (aldesleukin) (“IL-2”). The Phase 1 trial (ClinicalTrials.gov ID: NCT04862767) investigated the safety and tolerability of OT-101 in combination with recombinant IL-2 in patients with advanced or metastatic solid tumors. The combination showed a tolerable safety profile at the planned dosing schedule, with no unexpected safety signals identified. Based on the favorable safety data, the JV plans to advance OT-101 plus IL-2 into further clinical studies, exploring synergies with CKIs such as PD-1 blockers. The JV is also sponsoring investigator-initiated studies for OT-101 for other oncology indications including lung cancer (non-small cell lung cancer(“NSCLC”) and Mesothelioma (“MPM”) and has started clinical development for OT-101 for pancreatic cancer. Over ten patent families have been filed exploiting the central role of TGFB2 as prognostic indicator for cancer survival and one patent family for the intracranial delivery device of brain cancer with issued patents in China and Germany.

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

The JV is planning to conduct an initial public offering on the Hong Kong Stock Exchange in approximately late 2026. In connection with the planned public offering, the JV venture has retained an investment banker and a big four accounting firm as its independent accounting firm to audit the financial statements that would be included in the public filings. The JV also hired a valuation consultant to provide guidance on the potential pricing for the planned IPO. As of June 30, 2026, the Company owns 45% of GMP Bio.

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

The Company announced in November 2025 that the JV obtained a preliminary independent third-party valuation of approximately $2.3 billion for its therapeutic pipeline, assuming and implying an illustrative value of approximately $1 billion based on the Company’s 45% ownership interest in the JV. The Company had previously stated that this valuation was non-binding, forward-looking, and not determinative of fair value under U.S. GAAP, and that a separate ASC-compliant valuation process would be done. Under the fair value option, the Company periodically conducts a fair value assessment and records a change in the value when circumstances warrant reassessing the value of investment in GMP Bio. The Company hired the services of an independent, ASC-compliant valuation firm to review, perform and validate the assumptions considered by the Company and provide an ASC-compliant valuation of the JV under U.S. GAAP standards. The valuation conducted by the independent ASC-compliant valuation firm of the JV was based on various methods compliant with ASC and U. S. GAAP to derive the fair value. The Company then utilized the fair value of GMP Bio, as assessed by the ASC-compliant valuation firm, attributed the ownership percentage of the Company in GMP Bio, to ascertain the Company’s interest in GMP Bio and recorded the resulting gain to the investment in GMP Bio at fair value of approximately $365.4 million. The Company relied on the inputs by the JV valuation, however, certain parameters like lack of marketability and lack of control discounts and other standard discounts, specific to the Company, have been applied to the independent valuation done by the Company to derive the ASC-compliant valuation. The Company will also appropriately adjust the fair value of the interest of the Company’s interest in the JV at the end of reporting periods and when key value inflection points are met. As the circumstances related to the JV have not materially changed since December 31, 2025, the Company assessed and determined that no additional fair value adjustment was required during the three and six months ended June 30, 2026, and hence, the Company has not recorded a change in value of the Company’s interest in the JV.

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

Joint Development, Manufacturing and Licensing Agreement with TechForce Robotics

In March, 2026, the Company entered into a Joint Development, Manufacturing, and Licensing Agreement (the “Joint Development Agreement”) with TechForce Robotics, Inc. (“TechForce”), a Nevada corporation. The Joint Development Agreement establishes a framework for the joint development, and manufacturing of AI-enabled, GMP-compliant robotic systems for use in pharmaceutical and related manufacturing environments. The integrated product to be developed combines TechForce’s robotic hardware with the Company’s proprietary PDAOAI Platform.

Transactions with Lunai Bioworks

Intellectual Property Development and Services Agreement with Lunai Bioworks, Inc.

On April 17, 2026, the Company and Lunai Bioworks, Inc., a Delaware corporation (“Lunai”) entered into an intellectual property development and services agreement (“IP Services Agreement”), whereby the Company was to perform intellectual property development and business development services relating to a Nose-to-Brain (“N2B”) delivery platform. This includes applications in biodefense, Alzheimer’s disease (“AD”), and broader central nervous system (“CNS”) indications and excludes Parkinson’s disease and sexual dysfunction. The work shall focus on direct-to-CNS delivery to bypass the blood-brain barrier. The scope of services included scientific development, IP execution, technical data delivery, business development support and broadened biodefense focus. In connection with these services, Lunai agreed to compensate the Company a total compensation of $250,000, of which $62,500 was payable upon signing of the IP Services Agreement, $62,500 upon filing of provisional patents and $125,000 payable upon the execution of a biodefense and neurodegenerative platform IP acquisition agreement by Lunai, which was the agreement and plan for merger with Lunai, described below. The Company has completed all its obligations under the IP Services Agreement, has invoiced Lunai for the services and has recognized the revenue under the IP Services Agreement during the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, the Company recorded services revenue of approximately $0.3 million in connection with the IP Services Agreement described above. No similar services revenue was recorded in the three and six months ended June 30, 2025.

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

The Company received Series B Preferred Stock from Lunai with a stated Value of $12.5 million in exchange for the Company’s 62.5% equity interest in Neurobridge IP Holdings Incorporated. The transaction was accounted for as a sale of nonfinancial asset under FASB ASC 610-20 since the Company transferred control of the nonfinancial asset. The Series B Preferred Stock received was recorded at its initial fair value of $1.1 million. Because the net book value of the contributed asset was $0, the Company recognized a pre-tax gain on derecognition of non-financial assets of $1.1 million, which is included within “Other Income” in the unaudited Condensed Consolidated Statement of Operations.

The subsequent remeasurement of the Series B Preferred Stock at fair value is governed by FASB ASC 321, Investments – Equity Securities. The Company holds its investment in publicly traded companies that have readily determinable fair value based on quoted market prices. Its investment is carried at fair value on the unaudited Condensed Consolidated balance sheets. Realized and unrealized gains and losses resulting from changes in the fair value are recognized each period in earnings within other income on the unaudited Condensed Consolidated Statements of Operations. The Company recognized $0.3 million changes in fair value of its equity investment during the three and six months ended June 30, 2026.

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

The consideration payable to Autotelic is contingent on the Company uplisting its Common Stock to a nationally recognized stock exchange. Such shares of the Company have not been issued to Autotelic as of the date of this filing and are not due to be issued till the uplisting of the Company’s stock onto a nationally recognized stock exchange. If the uplisting does not occur, then the shares would not be issuable and neither would the transaction with Lunai be invalidated.

Recent Financing Transactions

2026 Pacific Pier Note

In June 2026, the Company entered into a Securities Purchase Agreement (the “2026 Pacific Pier SPA”), with Pacific Pier Capital II, LP (“Pacific Pier”), pursuant to which Company issued a convertible promissory note in the aggregate gross principal amount of $178,410 (the “2026 Pacific Pier Note”). The 2026 Pacific Pier Note is convertible into shares of the Company’s common stock, par value $0.01 per share. For more information on the 2026 Pacific Pier Note, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements.

The 2026 Pacific Pier Note has an original issue discount of 12%, carries an interest rate of 12% per annum and matures on the earlier of (a) the one-year anniversary of the date of the 2026 Pacific Pier Purchase Agreement, or (b) the acceleration of the maturity of the 2026 Pacific Pier Note by Pacific Pier upon occurrence of an event of default or (c) on prepayment in full. The 2026 Pacific Pier Note contains a voluntary conversion mechanism whereby Pacific Pier may convert the outstanding principal and accrued interest under the terms of the 2026 Pacific Pier Note into shares of Common Stock (the “Conversion Shares”), following six (6) calendar months after the Issue Date, at a price that is lesser of (i) $0.06 (as adjusted for any stock dividend, stock split, stock combination, rights offerings, reclassification or similar transaction that proportionately decreases or increases the Common Stock) or (ii) 85% of the lowest traded price of the Common Stock on the Principal Market on any Trading Day during the ten (10) Trading Days prior to the respective conversion date, subject to adjustments upon the occurrence of certain corporate events. The Company also issued 500,000 shares of Common Stock as commitment shares. For more information on the 2026 Pacific Pier Note, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report.

In addition, on August 3, 2026, the Company entered into a new SPA and note with Pacific Pier, with the exact same terms and conditions, for an additional approximately $0.2 million. For more information on the new SPA and note, refer to Note 16 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report.

2026 Mast Hill Note

In January 2026, the Company entered into a Securities Purchase Agreement (the “2026 Mast Hill Purchase Agreement”), with Mast Hill Fund, LP (“Mast Hill”), and the Company issued a convertible promissory note in the aggregate gross principal amount of approximately $398,333 (the “2026 Mast Hill Note”). The 2026 Mast Hill Note is convertible into shares of the Company’s Common Stock. For more information on the 2026 Mast Hill Note, refer to Note 5 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this report.

Short-term loans from related parties / families

As of January 1, 2025, approximately $2 million was outstanding and payable to Autotelic. During the year ended December 31, 2025, Autotelic Inc. provided additional short-term funding of approximately $0.9 million to the Company. In the three and six months ended June 30, 2026, Autotelic Inc. provided additional short-term funding of $17,000 and approximately $58,000 to the Company. As such, approximately $3.1 million was outstanding and payable to Autotelic at June 30, 2026.

As of January 1, 2025, approximately $76,000 was outstanding and payable to the Company’s CFO. During the year ended December 31, 2025, the CFO provided additional short-term funding of $10,000. As such, approximately $86,000 was outstanding and payable to the Company’s CFO at June 30, 2026.

In December 2023, the Company received $50,000 from the Company’s CEO. In December 2025, the amount due from PPM-2 payable to the CEO of $125,000 was converted into a short-term loan. As such, $175,000 was outstanding to the Company’s CEO at June 30, 2026. As of June 30, 2026, approximately $210,000 was outstanding as short-term advances from certain bridge investors.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expense during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates considering changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

We have the option to first perform a qualitative assessment (commonly referred to as “Step 0”) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further quantitative testing is required. If we choose to bypass the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test. The quantitative test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Fair Value of the Company’s equity investment

The Company accounts for its investment in the Series Preferred stock of Lunai Bioworks in accordance with ASC 321. Because the asset’s underlying common stock has a readily determinable fair value via an active public exchange, the investment is measured at fair value at each reporting date. The investment is measured using an as-converted basis, anchoring to the observable, quoted market price of Lunai’s underlying common stock on the Nasdaq. Because the preferred shares cannot be immediately liquidated on the open market, management applies a Discount for lack of marketability and other valuation discounts to reflect contractual and regulatory holding restrictions.

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

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants, which is as inherently subjective as they are for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Condensed Consolidated Statement of Income.

Investment - Equity Method (Fair Value Election)

The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares are included in the result from continuing operations. Refer to Note 6 of these Notes to the unaudited Condensed Consolidated Financial Statements.

Share-Based Compensation

We record the estimated fair value of all share-based payments issued to employees and other service providers. Our share-based payments consist primarily of stock options. The valuation of stock options is an inherently subjective process since market values are not available for any stock options in our equity securities. Market values are also not available on long-term, non-transferable stock options in other equity securities. With no market values on options to trade in our common stock and no comparable market values on any long-term non-transferable stock options, the process of valuing our stock options is even more uncertain and subjective. Accordingly, we use a Black-Scholes option pricing model to derive an estimated fair value of the stock options which we issue. The Black-Scholes option pricing model requires certain input assumptions, including the expected term of the options and the expected volatility of our common stock. Changes in these assumptions could have a material impact on the estimated fair value that we record for share-based payments that we issue. We determine the term of the options based on the simplified method, which averages the vesting period and the contractual life of the stock option. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term. The Black-Scholes option pricing model also requires assumptions for risk-free interest rates and the expected dividend yield of our common stock, but we feel that these values are more objective and note that changes in these values do not have a significant impact on the estimated value of the options when compared to the volatility and term assumptions.

We are also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. Accordingly, we perform a historical analysis of option awards that are forfeited prior to vesting, and record total stock option expense that reflects this estimated forfeiture rate.

The impacts of any of the critical accounting policies and significant judgments and estimates, if applicable, have been reflected in the Notes to the unaudited Condensed Consolidated Financial Statements in this Report.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

The following table sets forth key components of our results of operations for the periods indicated:

	June 30, 2026	June 30, 2025	Variance
Service revenue	$250,000	$-	$250,000
Total Revenue	250,000	-	250,000
Operating expense:
Research and development	345	297	(48)
General and administrative	1,093,220	65,672	(1,027,548)
Total operating expense	1,093,565	65,969	(1,027,596)

Loss from operations	(843,565)	(65,969)	(777,596)
Other income (expense)
Gain on derecognition of non-financial asset	1,100,000	-	1,100,000
Interest expense, net	(318,292)	(207,780)	(110,512)
Change in fair value equity investment	300,000	-	300,000
Change in fair value of derivatives on debt	102,868	484,198	(381,330)
	-	-	-
Net income before controlling interests	$341,011	$210,449	$130,562

Net Income before controlling interests

Net income for the three months ended June 30, 2026, was approximately $0.3 million, a $0.1 million increase from the $0.2 million recorded in the same period of 2025.. The increase was primarily driven by a $1.1 million non-cash gain on derecognition of non-financial asset attributable to the Lunai Series preferred received in exchange for the Company’s equity interest in Neurobridge IP Holdings Incorporated, a gain of $0.3 million from the mark to market of such investment at period end in accordance with ASC 321, and approximately $0.3 million recorded due to services provided to Lunai under the IP Services Agreement (See Transactions with Lunai Bioworks described above). No similar income was recorded during the three months ended June 30, 2025.

The Company recorded higher operating expenses of approximately $1 million, of which approximately $0.7 million related to higher stock-based compensation, approximately $0.4 million of higher legal and professional expenses and approximately $0.1 million of higher other operational expenses during the three months ended June 30, 2026, as compared to the same period of 2025. In addition, the Company recorded higher interest expense of approximately $0.1 million following the additional convertible debts incurred in the period and a lower gain from change in fair value of derivatives by approximately $0.4 million, incurred during the three months ended June 30, 2026, as compared to the same period of 2025.

Service revenue

During the three months ended June 30, 2026, we recorded service revenue of $250,000 as received from Lunai for certain services in connection with the IP Services Agreement. No similar revenues were recorded during the same period in 2025.

Research and Development Expenses

Research and development (“R&D”) expenses remained similar for the three months ended June 30, 2026 compared to the same period in 2025. The lower R&D cost was primarily related to lower operational costs.

Now that we have formed a joint venture with GMP Bio, whereby we are able to transfer the responsibility of our drug development program related to OT-101 to the JV, we plan to increase research and development activities related to apomorphine, the initiation of new clinical trials for our other oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101; and Artemisinin for COVID-19 and other epidemics, and therefore believe that research and development expense may increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $1.0 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in stock-based compensation of approximately $0.7 million, and approximately $0.4 million in legal and professional fee. The higher legal and professional costs are primarily attributed to the Company’s efforts to uplist the Company’s Common Stock to a nationally recognized stock exchange. The higher operating expenses were partially offset by lower operating expenses of approximately $0.1 million incurred during the three months ended June 30, 2026 as compared to the same period of 2025.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, however, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Gain on derecognition of non-financial asset and change in value of equity securities of Lunai

During the three months ended June 30, 2026, the Company recorded total non-cash income of $1.4 million related to transactions with Lunai. This income consists of a $1.1 million gain on the derecognition of a non-financial asset, alongside a subsequent $0.3 million upward fair value adjustment on the underlying equity securities received in exchange for the Company’s interest in Neurobridge IP Holdings Incorporated. While the Series B Preferred Stock received from Lunai carries a stated value of $12.5 million, the Company recorded such consideration based on the fair value of these equity securities. No similar income was recorded during the three months ended June 30, 2025. For more information on the fair value of the equity securities in Lunai, refer to Note 2 of the unaudited Condensed Consolidated Financial Statement under “Fair Value Hierarchy – Lunai”.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.3 million for the three months ended June 30, 2026 in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financings, as compared to $0.2 million for the same period of 2025. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5, Note 7 and Note 8 of the unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended June 30, 2026, we recorded a gain of approximately $0.1 million due to change in the value of the derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, we recorded a gain of approximately $0.5 million due to change in value of the derivative on the notes issued to our CEO and a bridge investor in the comparable period in prior year.

Comparison of the Results of Operations for the Six Months Ended June 30, 2026, to the Six Months Ended June 30, 2025

The following table sets forth key components of our results of operations for the periods indicated:

	June 30, 2026	June 30, 2025	Variance
Service Revenue	$250,000	$-	$250,000
Total Revenue	250,000	-	250,000
Operating expense:
Research and development	1,140	594	(546)
General and administrative	2,945,810	166,472	(2,779,338)
Total operating expense	2,946,950	167,066	(2,779,884)

Loss from operations	(2,696,950)	(167,066)	(2,529,884)
Other income (expense)
Gain on derecognition of non-financial asset	1,100,000	-	1,100,000
Interest expense, net	(614,103)	(411,579)	(202,524)
Change in fair value equity investment	300,000	-	300,000
Change in the value of derivatives on debt	12,788	424,830	(412,042)

Net loss before controlling interests	$(1,898,265)	$(153,815)	$(1,744,450)

Net Loss before controlling interests

We recorded a net loss of approximately $1.9 million for the six months ended June 30, 2026, as compared to a net loss of approximately $0.2 million for the six months ended June 30, 2025.

The higher net loss, of approximately $1.7 million, for the six months ended June, 2026 as compared to the same period of 2025, was primarily due to recording a $1.1 million non-cash gain on derecognition of non-financial asset and $0.3 million of change in fair value of the Company’s equity securities as a result of the Series B Preferred Shares of Lunai received by the Company, and approximately $0.3 million recorded due to services provided to Lunai under the IP Services Agreement (See Transactions with Lunai Bioworks described in Note 9 of the unaudited Condensed Consolidated Financial Statements). No similar income was recorded during the six months ended June 30, 2025.

The Company also recorded higher operating expense of approximately $2.8 million, of which approximately $2.4 million relates to higher stock-based compensation, approximately $0.4 million of higher legal and professional costs. The Company also recorded higher interest expense of approximately $0.2 million, offset by lower gain from the change in value of derivatives on debt of approximately $0.4 million, compared to the same period in 2025.

Service revenue

During the six months ended June 30, 2026, we recorded service revenue of $250,000 as received from Lunai for certain services in connection with the IP Services Agreement. No similar revenues were recorded during the same period ended June 30, 2025.

Research and Development Expenses

Research and development (“R&D”) expenses increased marginally by approximately $500 for the six months ended June 30, 2026 compared to the same period in 2025. The lower R&D cost was primarily related to lower operational costs.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $2.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher stock-based compensation cost of approximately $2.4 million and higher legal and professional expenses of approximately $0.4 million. The higher legal and professional costs are primarily attributed to the Company’s efforts to uplist the Company’s Common Stock to a nationally recognized stock exchange.

Gain on derecognition of non-financial asset and change in value of equity securities of Lunai

During the six months ended June 30, 2026, the Company recorded total non-cash income of $1.4 million related to transactions with Lunai. This income consists of a $1.1 million gain on the derecognition of a non-financial asset, alongside a subsequent $0.3 million upward fair value adjustment on the underlying equity securities. While the Series B Preferred Stock received from Lunai carries a stated value of $12.5 million, the Company recorded these amounts based on the securities’ estimated fair value. No similar income was recorded during the six months ended June 30, 2025. For more information on the fair value of the equity securities in Lunai, refer to Note 2 of the unaudited Condensed Consolidated Financial Statement under “Fair Value Hierarchy – Lunai”.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.6 million for the six months ended June 30, 2026, in connection with debt raised from various convertible notes, including the JH Darbie Financing and other debt financing, as compared to $0.4 million for the six months ended June 30, 2025. Interest expense was higher for the six months ended June 30, 2026, as compared to the same period of 2025, due to two additional notes. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the six months ended June 30, 2026, we recorded approximately $13 thousand gain in value of derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, we recorded a gain of approximately $0.4 million during the same period of 2025. The change in the gain is a direct result of changes to the input to the option pricing model used to value the Company’s derivatives.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2026	December 31, 2025
Cash, including restricted cash	$206	$109
Working capital	$(16,446)	$(16,945)
Total Oncotelic Therapeutics, Inc. Stockholders’ Equity	$264,561	$262,761

Historically the Company has experienced net losses every year since inception barring a few years. Since inception, and at the end of the year ending December 31, 2024, the Company had an accumulated deficit of approximately $38 million. As of December 31, 2025, after giving effect to the re-valuation of the Company’s interest in the JV, the Company recorded net income of approximately $249 million after recording deferred taxes of $111.6 million, and as such had positive total stockholders’ equity, before non-controlling interests, of approximately $262.8 million. The Company incurred a net loss before non-controlling interest of approximately $1.9 million during the six months ended June 30, 2026.

As of June 30, 2026, the Company had positive total stockholders’ equity, before non-controlling interests, of approximately $264.6 million, approximately $0.2 million in cash, approximately $1.3 million of prepaid and other current assets; and current liabilities of approximately $18 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $12 million of short term debt including accrued interest, and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones.

As of June 30, 2026 and December 31, 2025, the Company also had approximately $1.9 million and approximately $1.7 million, respectively, of long-term debt on account of the PPM-3 financing through J.H. Darbie, and $111.6 million of deferred income taxes. Management expects to incur significantly lower costs and losses, especially due to the transfer of costs over to the JV since April 2022, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the past few years, the principal source of the Company’s working capital deficit has been from short term loans provided by related parties, officers and certain insiders, and issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders. The Company will need to raise additional capital in order to fund its operations and continue development of its product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has been developing OT-101 for various cancers, as well as a nanoparticle platform through the JV. Substantial development on that front has occurred during the past year and continues to occur. The Company also received cash of approximately $0.3 million upon the recording of income on rendering services to Lunai under the IP Services Agreement (See Transactions with Lunai Bioworks above) during the three and six months ended June 30, 2026.

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

Cash Flows

	Six months ended June 30,
($s in ‘000’s)	2026	2025
Net cash used in operating activities	$(434)	$(293)
Net cash provided by financing activities	$531	$295
Increase in cash	$97	$2

Operating Activities

Net cash used in operating activities was approximately $0.4 million for the six months ended June 30, 2026. This was due to the net loss of approximately $1.9 million and the recording of a non-cash gain of $1.1 million from the derecognition of non-financial asset and a $0.3 million gain from the change in fair value of its equity securities in Lunai (See Transactions with Lunai Bioworks described above). This was offset by an increase in operating assets and liabilities of approximately $0.1 million, non-cash amortization of debt discounts and deferred financing costs of approximately $0.3 million, non-cash stock-based compensation of approximately $2.37 million, and a non-cash cost of stock issued to investors of approximately $0.1 million.

Net cash used in operating activities was approximately $0.3 million for the six months ended June 30, 2025. This was due to the net loss of approximately $0.2 million, approximately $0.4 million gain in changes in fair value of derivative, and primarily offset by approximately $0.1 million due to amortization of debt discounts and deferred financing costs and changes in operating assets and liabilities of approximately $0.2 million.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was approximately $0.5 million, primarily from net cash receipts from the aggregate issuance of two convertible notes to Mast Hill and Pacific Pier.

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $0.3 million, primarily due to a receipt of a short-term loan from a related party.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30 2026 was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management continues to implement measures, subject to the availability of resources required to design and maintain such controls, designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The implementation and remediation measures are planned, subject to the availability of financial and therefore human resources. The remediation actions planned include:

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026, we continued limited work on our planned implementation and remediation actions which are all intended to strengthen our overall control environment, within the limited resources available to us. Due to lack of resources, we have not made any substantial progress in our planned remediation efforts, however, we are optimistic that the Company to complete its planned execution of internal controls over financial reporting upon the availability of resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of June 30, 2026, we are not involved in any legal proceedings. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, and other SEC filings. The risks described below and in our 2025 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2026, the Company issued 1,600,446 shares of Common Stock to Mast Hill as additional consideration in connection with the issuance of a $398,333 senior secured promissory note.

In April 2026, the Company issued 300,000 shares to Fourth Man in exchange for one time waiver of their right to adjustment of conversion price of their March 2022 note.

In June 2026, the Company issued 11,877,507 shares of Common Stock to Mast Hill in connection with the note conversion of their May 2022 Note.

In June 2026, the Company issued 500,000 shares of Common Stock to Pacific Pier in connection with the new Pacific Pier Note.

In August 2026, the Company issued 500,000 shares of Common Stock to Pacific Pier in connection with the second Pacific Pier Note.

Item 3. Defaults upon Senior Securities

As of June 30, 2026, the Company was in default under the Forever Prosperity Notes (formerly GMP Notes) for failure to pay the outstanding principal and interest under the Forever Prosperity Notes at their maturity date. The total principal outstanding on all the Forever Prosperity Notes, inclusive of accrued interest, was approximately $5.0 million as of June 30, 2026. Forever Prosperity, the current holder of the notes, is an affiliate of Dragon, the other party in the Company’s JV, and has not called for the repayment of the debt. For additional information on the Forever Prosperity Notes see Note 5 of the unaudited condensed consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not, in all instances, be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report and should not be considered as a complete list of exhibits. A more complete list of previously filed Exhibits can be found with our 2025 Annual Report on Form 10-K filed with the SEC on April 15, 2026:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger	8-K	05/05/2026	2.1

10.1	Joint Development, Manufacturing and Licensing Agreement	8-K	04/02/2026	10.1

10.3	Intellectual Property Assignment	8-K	05/05/2026	10.1

10.4	Intellectual Property Assignment and Grant-back Agreement	8-K	05/05/2026	10.2

10.5	Asset Transfer Agreement	8-K	05/05/2026	10.3

10.6	Securities Purchase Agreement	8-K	06/29/2026	10.1

10.7	Convertible Promissory Note	8-K	06/29/2026	10.2

10.8	Form of Restricted Stock Unit Grant Agreement	8-K	07/14/2026	10.1

10.9	Securities Purchase Agreement	8-K	08/04/2026	10.1

10.10	Convertible Promissory Note	8-K	08/04/2026	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

101.1	Interactive Data Files for the quarterly period ended June 30, 2026				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)				X

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERAPEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2026

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 13, 2026

